Form 10-K
period 2024-12-31
CLOUDASTRUCTURE, INC.
filed 2025-03-31
CIK 1709628

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________

FORM 10-K

________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

Commission file number 001-42494
________________________
Cloudastructure, Inc.
(Exact name of registrant as specified in its charter)
________________________

Delaware	87-0690564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Hamilton Avenue, 3rd Floor Palo Alto, California 94301
(Address of principal executive offices)

(650) 644-4160
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	CSAI	Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.		☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.		☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The registrant finalized its direct listing on the Nasdaq Capital Market on January 30, 2025, accordingly, as of June 30, 2024, there was no public trading market for the registrant’s Class A common stock.

As of March 26, 2025 the registrant had 15,423,725 shares of Class A common stock, and 487,677 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business plan and strategy, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future”, “goal,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•	the implementation of our business model and our strategic plans for our business, product, services and technology;

•	our commercialization and marketing capabilities and strategy;

•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;

•	our competitive position;

•	the scope of protection that we able to establish and maintain for intellectual property rights covering our products, services and technology;

•	developments and projections relating to our competitors and our industry;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements; and

•	the impact of new or existing laws and regulations on our business and strategy.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Form 10-K, whether as a result of any new information, future events or otherwise.

ii

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K, including, among others, the risks set forth in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). A non-exhaustive summary of principal risk factors that make investing in our securities risky and may cause actual results to differ materially are set forth below:

•	Our technology continues to be developed, and it is unlikely that we will ever develop our technology to a point at which no further development is required;

•	If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities;

•	Our collection, processing, use and disclosure of individually identifiable biometric or other personally identifiable information is subject to evolving and expanding privacy and security regulations;

•	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees;

•	Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions;

•	Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions;

•	Issues raised by the use of artificial intelligence (including machine learning) in our platforms may result in reputational harm or liability or affect our ability to operate profitably and sustainably;

•	We operate in a highly competitive industry that is dominated by multiple very large, well-capitalized market leaders and is constantly evolving;

•	Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products;

•	We rely on other companies to provide certain hardware and software solutions for our products;

•	We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives;

•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage;

•	We have a limited operating history, which may make it difficult for you to evaluate our current business and predict our future success and viability;

•	We have historically operated at a loss, which has resulted in an accumulated deficit;

•	We anticipate sustaining operating losses for the foreseeable future;

•	We will require substantial additional capital to finance our operations;

•	Raising additional capital may cause dilution to our existing stockholders;

•	We have a substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue;

iii

•	An active trading market for our Class A common stock may not be sustained, and the market price of shares of our Class A common stock may be volatile;

•	Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock;

•	Our internal computer systems, or those of any of our manufacturers, contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations; and

•	Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, pandemics/epidemics and other events beyond our control, which could harm our business.

iv

PART I

Item 1. Business.

Overview

Cloudastructure, Inc. (“Cloudastructure,” “we,” “us,” “our” or the “Company”) was formed under the laws of the State of Delaware on March 28, 2003. We provide an award-winning cloud-based artificial intelligence (“AI”) video surveillance and Remote Guarding (as described below) service built on AI and machine learning platforms.

We operated as a small Silicon Valley startup until early 2021 when we raised over $35 million in funding under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”). With these funds we quickly built a sales, marketing and support structure and achieved a degree of early success in the property management space. As of the date of this Form 10-K, we have contracts in place with five of the top 10 property management companies on the National Multifamily Housing Council’s (“NMHC’s”) 2024 NMHC’s top 50 list (Greystar Real Estate Partners, Avenue5 Residential, LLC, Cushman & Wakefield, BH Management Services, LLC and FPI Management, Inc.). Our cloud-based solutions allow our customers to provide real-time safety and security solutions for their properties, as well as easily manage security across all of their locations. As of the date of this Form 10-K, we are focused on expanding into more of our existing top tier customer locations, acquiring additional customers in the property management (“proptech”) space, and we anticipate entering into additional markets in 2025.

Our intelligent AI solution works by identifying objects (faces, license plates, animals, guns, etc.) in video footage so that property managers can quickly search for those objects. Additionally, our AI and Remote Guarding services provide a proactive response to crime. Remote guarding combines video surveillance, AI analytics, monitoring centers, and security agents (“Remote Guarding”). Based on internal data comparing the total number of actual threatening activity alerts received by our Remote Guards, against all potentially suspicious and threatening activity alerts received by our Remote Guards, on average, from 2023 to the date of this Form 10-K, our Remote Guarding services deterred over 97% of all threatening activity for our customers. We believe AI security delivers multiple benefits for many property owners, including, without limitation:

•	Deterring crime and improving overall safety;

•	Improving occupancy rates and rental rates; and

•	Reducing onsite guard costs and lowering insurance rates

As of the date of this Form 10-K, we are the only seamless, cloud-based, AI surveillance and Remote Guarding solution on the market of which we are aware. We also believe that our solution is more affordable and easier to use than the various solutions that our competitors offer. Our Remote Guarding service bridges the line between AI and human intelligence. AI has the ability to monitor all cameras at the same time and all of the time, a task from which humans would fatigue. When the AI detects an event occurring, the Remote Guards are notified. The Remote Guards can then determine if escalation is required. With real-time human intervention, our Remote Guarding service turns video surveillance from a forensic tool, used after a crime has been committed, into a real time crime prevention tool. This has the potential to greatly increase value for our customers.

The Remote Guards follow a series of protocols which may include announcing through a networked speaker “YOU ARE ON VIDEO SURVEILLANCE WITH A LIVE AGENT AND ARE BEING WATCHED AND RECORDED!”. These “talk downs” are so effective that we have found that we rarely have to escalate to law enforcement.

History and Development of the Company

In 2003, a laptop was stolen from our founder Rick Bentley’s office. He went to the landlord to get the surveillance footage, only to discover a cleaning lady had unplugged the surveillance system to plug in a vacuum cleaner. Dubbing the unsolved theft “The Vacuum Effect,” Rick decided surveillance footage needed to go to the cloud. Our CTO Gregory Rayzman shared this vision for a secure, scalable suite of cloud-based video surveillance, storage, analytics, and monitoring.

Google’s release of Tensorflow, a free and open-source software library for machine learning and artificial intelligence, in 2015 added computer vision, AI, and machine learning to Bentley’s and Rayzman’s vision. Rayzman hand-selected talented engineers in Silicon Valley in the fields of AI, machine learning and user interface, and designed the Cloudastructure platform to scale, and in 2021, the Company raised funding under Regulation A to hire a marketing, sales and implementation team.

Over twenty years later legacy, on-premises video surveillance systems like the system that inspired our founding remain the industry standard. As a result, we believe there is an enormous opportunity to bring innovation and new technology to the field of video surveillance security and eliminate many of the weaknesses of today’s standard surveillance systems.

Overview of our Business and Operations

Our solutions centralize the management of video surveillance in a collection of servers that host our software and infrastructure and can be accessed over the internet (the “Cloud”). Our Cloud-based model allows customers to scale geographically over multiple locations without complicated or potentially insecure network architectures.

We offer our services and support for a monthly subscription fee, requiring no upfront licensing costs or large capital expenditure budgets. We believe that as we add additional AI capabilities, that we will be able to increase pricing power for our Cloud-based solution.

Our Existing Products and Services

Set forth in the table below is a summary of our existing products and services, their key features and the current target markets that they serve:

Product / Service	Description and Key Features
Cloud Service: Cloud Video Surveillance	Video surveillance stored in the Cloud with AI Computer Vision built on Machine Learning. Key features include: Secure offsite Cloud storage. AI Computer Vision including face recognition, license plate reading, object detection and more. Multiplatform (e.g., web, phone, tablet) browser-based access.
Cloud Service: Remote Guarding	Browser based Remote Guard call center software, allowing guards to work from any location or time zone. Key features include: customized AI alerts, real time Live View, other AI functions and more.
Guard Service: Remote Guards	Our in-house live agents monitor incoming alerts from the AI, talk down to people onsite through networked speakers, and provide real time notifications to customers or authorities in response to any dangerous or suspicious activity. Customers can use their own guards if desired.
Product: Cloud Video Recorder (CVR)	Our Cloud Video Recorder (“CVR”) is an internet of things (“IoT”) device that securely collects video from cameras and transmits it to our Cloud. The CVR is compatible with most existing or new cameras and stores data even if not connected to the internet.
Product: Cameras and Speakers	We resell networked, IP-based, cameras and speakers.
New Product: Mobile Surveillance Trailer	Our Mobile Surveillance Trailer solution is a solar and battery powered video surveillance tower with wireless broadband that connects to our Cloud Video Surveillance and Remote Guarding services.

4

Select High-Level Product and Service Features

Select high-level features currently available with some of our products and services include:

Tagger

Our Tagger technology generates tags for every object it can identify in a surveillance video. For example, “animal” or “person” or “vehicle.” Enabling our customer search surveillance videos by tag. For example, a customer can search by “person” and see only surveillance videos with people in them.

License Plate Reading

Our License Plate Reading technology reads license plates and then we can search surveillance videos for those license plates.

Facial Recognition

Our premium feature Facial Recognition technology detects faces and then recognizes those faces. Customers can search for a known person in a database of faces (e.g., conducting a search for an employee named John Doe) or unknown person tagged by the system (e.g., Unknown123). Our system also employs “supervised learning” technologies, which allows our team and the end users to provide feedback on the face recognition. For example, the system can be taught “that’s not Dave, that’s John”, improving accuracy significantly over less advanced systems.

Line Crossing

Our Line Crossing technology can “draw” a virtual line across a camera’s field of view, or a zone around any area (e.g. a door) where a customer wants access restricted. This restriction can be set for specific time periods such as after hours. If the line is crossed or the zone is entered, an alert will be sent to the user and/or remote guards. The technology also possesses directional awareness, so for example, if a customer wishes to only receive an alert when someone enters the pool or enters a parking garage afterhours, they can customize and reduce the number of alerts they receive.

Remote Guarding

Our cloud-based Remote Guarding solution is seamlessly integrated with our AI surveillance system to make remote guarding more efficient and effective.

•	Our AI monitors all of the cameras all of the time.

•	We are at the forefront of AI and human intelligence, but recognize when humans should be involved.

•	When the AI detects an event requiring human intervention, the Remote Guards are notified.

•	Our Remote Guard solution can then verify if there is an issue and escalate as appropriate, for example:

o	Our AI monitors all of the cameras all of the time.

o

o	We are at the forefront of AI and human intelligence, but recognize when humans should be involved.

o	When the AI detects an event requiring human intervention, the Remote Guards are notified.

o	Our Remote Guard solution can then verify if there is an issue and escalate as appropriate, for example:

•	Our AI monitors all of the cameras all of the time.

•	We are at the forefront of AI and human intelligence, but recognize when humans should be involved.

•	When the AI detects an event requiring human intervention, the Remote Guards are notified.

•	Our Remote Guard solution can then verify if there is an issue and escalate as appropriate, for example:

▪	Communicating to anyone on site through our system’s speakers;

▪	Escalating the response to customer onsite personnel, if warranted; and

▪	Calling for emergencies services when required.

Based on internal data comparing the total number of actual threatening activity alerts received by our Remote Guards, against all potentially suspicious and threatening activity alerts received by our Remote Guards, on average, from 2023 to the date of this Form 10-K, our Remote Guarding services deterred over 97% of all threatening activity for our customers.

Other Specialized Features

Our products and services employ advanced technology, such as:

•	AI and machine learning to simultaneously decrease false positives and false negatives, improving overall accuracy;

•	Lower light, lower contrast and lower resolution computer vision abilities;

•	persistent computer vision, whereby previous and future frames provide context for the analysis of the current frame;

•	Increased granularity in search sensitivity on a per object basis; and

•	Reducing latency for real time operation like alerts for our Remote Guarding services.

Our Product and Service Installation and Delivery Processes

Our typical product and service installation and delivery process is as follows:

First, we install our custom, on-premises CVR, which is configured to work with a customer’s existing video surveillance cameras, is network secure, and simply requires a power source and ethernet connection. The CVR replaces any NVR’s (Network Video Recorder) or other recording devices.

Our CVR then sends all motion viewed by a customer’s surveillance cameras to our Cloud-based systems. Once a customer’s video is on our Cloud, we have a unique advantage over most on-premises solutions in that we can run our customer’s surveillance video through powerful computational devices—e.g., NVIDIA® GPU clusters—which would be impractical and cost-prohibitive for customers to deploy on site. We operate our services through both Cloudastructure owned facilities and third-party facilities (e.g., Amazon Web Services and Google Cloud Platform). Our machine learning software can see across countless cameras more efficiently than humans ever could.

Next, our Cloud-based system indexes objects and faces in a customer’s surveillance video. This means that the video can be searched by tag, for example: “person,” “animal,” “vehicle,” etc. and even by individual faces.

Once our Cloud-based system detects a person, it will attempt to match that person’s face to a face in our database, which allows us to potentially identify a specific person, name, and face.

As part of our product and service installation and delivery process we also provide comprehensive customer onboarding and training to make sure that our customers know how to use our services most effectively.

For customers that also take advantage of our Remote Guarding services, we can set up alerts based on a variety of custom triggers, such as a perimeter being crossed (e.g., someone walking into a restricted area), or movement detection within a designated zone (e.g., tracking to see if anyone enters a swimming pool) with alarms set to any period of the day that our customer would like (e.g., alerts could be set to detect anyone in the pool between 10 PM and 6 AM). Our remote guards monitor customer alarms and warn off intruders in real time (if a speaker is installed) and notify the appropriate response group (law enforcement or otherwise, depending upon the situation) as appropriate. Our Remote Guarding services provide our customers with an opportunity for significant savings when compared to the cost of an on-site physical guard.

Our Reporting Segment

As of December 31, 2024, we have organized our operations into one reporting segment, focused on cloud-based AI video surveillance and remote guarding security services, based on the way we organize and evaluate our business internally.

Our Business Model

We operate under a Cloud services delivery model. We have found that we can compete most effectively with industry incumbents by pricing our products and services on a per camera per year basis. We believe that under this model we can generate greater recurring revenue than our competitors while simultaneously providing a lower total cost of ownership to our customers. In addition, by leveraging our AI features we are able to achieve security guard-level pricing for our Remote Guarding services which can be 400% or more than we achieve with our surveillance service alone.

We deliver a one-stop security solution to our customers which we believe provides greater quality control over the entire product and service installation and delivery processes. If an installer is required (typically for additional cameras, speakers and conduit/cable), we bundle these services using our trusted partners. In terms of hardware, in addition to our CVR, we also sell cameras and speakers, which are often required at each location.

Our Market

Our Cloudastructure solutions fall between the intersection of three very large and growing industries AI, Public Cloud, and Security. The worldwide AI market was estimated at $500 billion in 2023, growing at an annual rate of 19% (Worldwide Semiannual Artificial Intelligence Tracker; February 2022 IDC). According to Gartner Research, the public cloud market was estimated at around $490 billion in 2023, growing at an annual rate of 20.7% (Gartner Forecasts Worldwide Public Cloud End-User Spending to Reach Nearly $500 billion in 2023; Gartner, October 31, 2022). The worldwide security market was estimated at $188 billion in 2023, growing at an annual rate of 11 percent (Gartner Identifies Three Factors Influencing Growth in Security Spending; Gartner October 13, 2022).

We are primarily focused on the multi-family and commercial property markets. According to a 2023 report by Fortune Business Insights, the global proptech market (real estate focused only) is projected to grow from $36.6 billion for 2024 and reach $89.93 billion by 2033, for a compounded annual growth rate of 11.9% during the period (see PropTech Market Report). We believe the rapid advancement of AI, machine learning, and digitization of data is fueling much of this growth.

Additionally, city and county ordinances for mandated surveillance (such as the laws in Prince George County, Maryland, DeKalb County, Georgia, etc., that require multi-family dwellings to install and maintain 24-hour security cameras) are increasing given the availability, affordability and accessibility of advanced security solution.

Cloudastructure contracts with both the ownership and asset management groups of large multi-family properties such as Greystar Real Estate Partners, Avenue5 Residential, LLC, Cushman & Wakefield, BH Management Services, LLC, FPI Management, Inc. and more, each with portfolios of properties in the several hundreds, if not thousands. These groups are looking for cloud-based advanced AI and remote guarding services to increase the security of their properties and improve the overall tenant experience. Security is often one of the most frequently cited problems at multi-family properties as it can lead to higher costs from increased vacancy rates, vandalism, and rising insurance rates.

Although we are primarily focused on the multi-family real estate and commercial property markets, we think it is noteworthy that video surveillance systems can be used in nearly any environment. In our view security and surveillance are necessary for nearly all organizations worldwide. Governments, enterprises, financial institutions and healthcare organizations are all expected or required to have a certain level of security and monitoring measures. As a result, there has been an increase in the demand for security applications, such as video surveillance to monitor and record borders, ports, transportation infrastructure, cities, corporate houses, educational institutes, public places, buildings and others, which is expected to drive the video surveillance market growth globally.

With a technological solution that use AI, machine learning and digitization of data, Cloudastructure is capitalizing on this growing market need for an end-to-end centralized security system.

Our Competition

Entities with competing solutions include: Avigilon (a subsidiary of Motorola Solutions, Inc. and our primary competitors in the multi-family space), Milestone Systems A/S (a Canon Inc. subsidiary), Verkada, Inc., Tyco Integrated Security LLC (a business unit of Johnson Controls International plc) and Stealth Monitoring, Inc. The markets for our products and services are highly competitive, and we are confronted by aggressive competition in all areas of our business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of AI security and cloud-based video surveillance.

Principal competitive factors important to us include price, product features, relative price/performance, product quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support and corporate reputation.

Our Customer Base

We focus on selling our products and services in the multifamily and commercial property management markets. In our experience, these markets are close-knit and relationship-based, with sales being highly reliant on word-of-mouth recommendations and customer testimonials. Larger property management firms in these markets are very protective of their reputations, and often require a meaningful amount diligence before selecting new, significant vendors. As part of that diligence process, property management firms almost always require references in the form of existing customer interviews, and will likewise generally serve as references to other property management firms for services that they use and enjoy. In our experience, as a newer market entrant, establishing a strong customer list is a critical requirement to ramp up sales, and an important metric used by property management firms when evaluating a prospective vendor. As of the date of this Form 10-K, we have been vetted through an extensive diligence process by, and signed contracts with, some of the largest property management and ownership groups in the markets in which we operate. Now that we have landed five of the top 10 property management firms (based on National Multifamily Housing Council’s 2024 NMCH 50 list) as clients, as well as many mid-tier property management firms, our strategy is to expand our relationships with these accounts with the goal of becoming the standardized AI security solution across their entire portfolios.

For the year ended December 31, 2023, SunRoad Enterprises accounted for approximately 18%, and CONAM Management accounted for approximately 9% of our revenues, respectively. As of December 31, 2024, SunRoad Enterprises accounted for approximately 18%, Fairfield Properties accounted for approximately 9%, Wingate accounted for approximately 9%, and RV Mobile Power accounted for approximately 7% of our revenues, respectively. Other of our customers include the following, with the approximate percentage of revenue generated by each as of December 31, 2024, noted next to their names:

● Greystar Real Estate Partners* – 1%

● Cushman & Wakefield* – 2%

● FPI Management, Inc.* – 1%

● BH Management Services, LLC* – 1%

● Avenue5 Residential, LLC* – 11%

● Federal Capital Partners – 2%

● CONAM Management – 6%

● The Wolff Company – 6%

● Wingate – 9%

● The Habitat Company – 1%

● American Landmark Apartments – 2%

● AJ Capital Partners – 1%

● Fairfield Properties – 9%

● MBK Rental Living – 1%

● SunRoad Enterprises – 7%

● RVMP – 7%

● The Breeden Company – 2%

● Gold Crown Management, Inc. – 3%

*Top 10 property management company on the National Multifamily Housing Council’s 2024 NMCH 50 list.

Select Customer Accolades

“Our package thefts have disappeared almost entirely, which is amazing!”
—Zahra Alhisnawi, CONAM

“We are able to stop a crime if it’s in progress!”
—Britney Kalberer, VP Kalberer Properties

“...A gate was damaged multiple times. With Cloudastructure, we were able to identify the responsible party and recover the funds.”
—Alex Allione, Asset Manager CONAM

“I was able to open the platform on my laptop at home, see who was there [at the pool] ... and resolve the situation right away. I absolutely love it. Five stars on the whole thing.”
—Morgan Kottowitz, American Landmark

Typically, our customers pay up front annually for services and sign our subscription and remote guarding agreements which govern the terms of service. Some of our larger customers require monthly billing arrangements. We allow cancellation of our services at any time unless a three-year contract is signed, in which case penalties occur. Specifically, for CONAM, our agreement operates on a month-to-month basis and may be terminated by either party upon thirty days’ written notice. Immediate termination is possible under circumstances like non-payment or insolvency. For SunRoad, pricing is structured around an annual commitment, with services prepared and prepaid on an annual basis, and similarly, either party may terminate the agreement upon thirty days’ written notice without penalty. Additionally, we may terminate the agreement if SunRoad fails to pay fees or becomes insolvent. While these agreements are nominally annual contracts that auto-renew, they remain cancellable without penalty, as noted. We do not believe that we are substantially financially dependent on our relationship with any of our customers. Our remote guarding agreements focus on utilizing advanced technology, such as AI-driven surveillance and real-time monitoring, to actively protect property and escalate security incidents to law enforcement. In contrast, our subscription agreements are designed to give customers access to our broader suite of services, including video storage, real-time viewing, and account management features. While both agreements have similar legal structures, the remote guarding agreements are more specialized, emphasizing physical security and monitoring services. Our ideal customer for our solutions is an enterprise business with multiple locations in the multi-family real estate and commercial market space. The material terms of our remote guarding and subscription agreements are summarized below.

Remote Guarding Agreement

The remote guarding agreement includes strict confidentiality provisions, defining “Confidential Information” to encompass all business, financial, and personal details of the customer and related parties, including any recordings made during our services. We agree not to disclose this information without written consent, except as required by law. All intellectual property developed or used under the agreement remains the exclusive property of us and our subcontractors. Late payments incur interest at 1.5% per month, and the customer is responsible for collection costs, including legal fees. We reserve the right to suspend services for non-payment. The agreement operates on a month-to-month basis, terminable by either party with 30 days’ notice. Immediate termination may occur if the customer fails to pay, becomes insolvent, or enters bankruptcy. Liability is limited, with us and our affiliates not responsible for any indirect, incidental, punitive, special, or consequential damages, and total liability is capped at fees paid in the preceding 12 months. We make no warranties whatsoever regarding the services provided, including any implied warranties of merchantability or fitness for a particular purpose. If the customer feels that the service is not meeting agreed-upon levels, they may notify the Company, which will have 30 days to remedy the situation. If unresolved, the customer will not be responsible for fees from the time of notice until the issue is resolved. Disputes are resolved through arbitration in San Francisco under JAMS rules, though provisional remedies may be sought in court.

Subscription Agreement

The terms of our subscription agreement stipulates that any disputes will be resolved through binding arbitration, with both parties waiving the right to a jury trial. Subscribers agree to a subscription service with automatic recurring payments and must ensure payment information is kept current. If a subscriber’s account is delinquent, we reserve the right to suspend access. We grant subscribers a non-transferable license to use our services, subject to compliance with applicable laws and our terms. All intellectual property remains ours, and subscribers are prohibited from unauthorized use or distribution of our materials. Third-party components may be integrated into the service, but we are not responsible for third-party content or software. Prohibited conduct includes unauthorized access, violation of intellectual property rights, and interference with security features. The agreement can be terminated by either party with 30 days’ notice, and we reserve the right to modify or discontinue services without liability for service changes. Subscribers are responsible for indemnifying us for any unauthorized use, while we indemnify subscribers for intellectual property infringement claims. The service is provided “as is,” and we disclaim all implied warranties, limiting our liability to the fees paid in the prior 12 months. We do not assume liability for indirect, consequential, or punitive damages. Additionally, the terms of sale specify that products are sold under FCA (Free Carrier) terms, with title passing upon delivery to the carrier. We retain a security interest in the products until payment is received in full. Subscribers are responsible for complying with U.S. export control laws, sanctions, and anti-corruption regulations, and must not sell or promote our products through unauthorized means, including illegal platforms. Any returns are subject to a 20% restocking charge, and late payments incur interest at a rate of 5% per month.

Our Employees

As of December 31, 2024, we had 16 full-time employees and two part-time employees. We also use a considerable number of globally-sourced contractors from high-value regions such as India, Brazil and Eastern Europe who are not included in our employee count. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good. We generally enter into agreements with our employees that contain confidentiality provisions to control access to, and invention or work product assignment provisions to clarify ownership of, our proprietary information.

Outsourcing

We currently outsource a number of our key functions to third parties, including some software development, legal and payroll.

In addition, we host our services on cloud platforms provided by Google LLC and Amazon.com, Inc. There are a number of alternative cloud providers that we could also utilize if necessary. We have been moving more of our services to our own computers in co-location facilities to achieve the same result at lower costs.

Suppliers

We currently utilize third-party suppliers of standard, off-the-shelf computers onto which we install software to turn them into our cloud video recorders. To date, we have bought computers primarily through Amazon.com. Inc., Exxact Corporation, and Newegg Commerce, Inc., but there are a large number of other suppliers from whom we could source these computers should we have to source from alternative providers for any reason. Similarly, we source cameras and speakers primarily from Shenzhen Sunell Technology Corporation, but there are a large number of suppliers from whom we could source for these cameras and speakers should we have to source from alternative providers for any reason.

Strategic Acquisitions

Our core focus is to grow Cloudastructure organically. However, we may selectively evaluate strategic acquisition opportunities that would allow us to expand our footprint, broaden our client base and deepen our product and service offerings. We believe that there are meaningful synergies that result from acquiring small companies that provide unique solutions and opportunities for the Company and our clients. Integrating these solutions into our broader technology and client base and integrating acquisitions into our plan of operations may potentially result in revenues and cost synergies. In 2022, we completed acquisitions of two businesses: Visionful Holding Inc., a company that provided smart parking solutions for transit providers, and Infrastructure Proving Grounds, Inc., an internet-of-things cybersecurity company. However, we are not currently utilizing the assets we acquired from these businesses in our core operations. As of the date of this Form 10-K, we have not acquired any other businesses and are not currently pursuing any other acquisitions.

Regulatory Environment

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition, consumer protection and other subjects. Although our business is not currently subject to licensing requirements in any of the jurisdictions in which we operate, this does not mean that licensing requirements may not be introduced in one or more jurisdiction in which we operate. Any such licensing requirements, if introduced, could be burdensome and expensive or even impose requirements that we are unable to meet.

In the ordinary course of business we and customers using our solutions access, collect, store, analyze, transmit and otherwise process certain types of data, including personal information, which subjects us and our customers to certain privacy and information security laws in the United States and internationally, including, for example, the California Consumer Privacy Act (the “CCPA”), which took effect January 1, 2020, and the California Privacy Rights Act (the “CPRA”) which took effect January 1, 2023, and which significantly amended the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data and imposes significant data privacy and potential statutory damages related to data protection for the data of California residents.

The CPRA also created a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security and may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures have passed or are considering similar laws that will require ongoing compliance efforts and investment. For example, Virginia passed the Virginia Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and became effective in 2023. Similar laws have been proposed in other states as well and at the federal level. Other international laws are also in place or pending, and such laws may have potentially conflicting requirements that would make compliance challenging.

Under these data protection and privacy laws, we and our customers are required to maintain appropriate technical and organizational measures to ensure the security and protection of personal data and information, and we must comply (either directly or indirectly in support of our customers’ compliance efforts, as may be provided for the agreements we enter into with our customers) with a number of requirements with respect to individuals whose personal data or information we collect and process. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate.

Intellectual Property

We do not have any patents or trademarks on which our business relies. We have engaged intellectual property counsel and pursue intellectual property filings that we and our counsel deem appropriate.

We rely on confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into agreements with our employees and consultants that contain confidentiality provisions to control access to, and invention or work product assignment provisions to clarify ownership of, our proprietary information.

Available Information

Holders of our Class A units may obtain copies of our filings with the SEC, free of charge, from the SEC’s website, www.sec.gov, or from our website, www.cloudastructure.com.

The contents of our website are solely for informational purposes and the information on our website is not part of or incorporated by reference into this Form 10-K.

From time to time we may use our website as a distribution channel for material company information, accordingly investors should monitor our website in addition to following our press releases and SEC filings.

Item 1A. Risk Factors.

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Form 10-K, including our financial statements and related notes appearing elsewhere in this Form 10-K, before deciding whether to invest in our Class A common stock. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event you could lose all or part of your investment. The risks and uncertainties described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those described below.

Risks Related to Our Business

Our technology continues to be developed, and it is unlikely that we will ever develop our technology to a point at which no further development is required.

We are developing complex technology that requires significant technical and regulatory expertise to develop, commercialize and update to meet evolving market and regulatory requirements. If we are unable to successfully develop and commercialize our technology and products, it could have a material adverse effect on our business operations and financial condition.

If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

In the ordinary course of our business, we may collect and store sensitive data, including personally identifiable information (“PII”), owned or controlled by ourselves or our customers, and other parties. We communicate sensitive data electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data. As a custodian of this data, we therefore inherit responsibilities related to this data, exposing ourselves to potential threats. Data breaches occur at all levels of corporate sophistication (including at companies with significantly greater resources and security measures than our own) and the resulting fallout stemming from these breaches can be costly, time-consuming, and damaging to a company’s reputation. Further, data breaches need not occur from malicious attacks or phishing only. Often, employee carelessness can result in sharing PII with a much wider audience than intended. Consequences of such data breaches could result in fines, litigation expenses, costs of implementing better systems, and the damage of negative publicity, all of which could have a material adverse effect on our business operations and financial condition.

Our collection, processing, use and disclosure of individually identifiable biometric or other personally identifiable information is subject to evolving and expanding privacy and security regulations.

Data privacy remains an evolving landscape, with new regulations coming into effect at both the domestic and international level. For example, various states, such as California, Massachusetts, and others, have implemented similar privacy laws and regulations, such as the California Consumer Privacy Act, which took effect January 1, 2020 (the “CCPA”), and creates new data privacy rights for users. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the California Privacy Rights Act of 2020 (the “CPRA”), which took effect January 1, 2023, expanded the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the CPRA. The CCPA and other similar laws could impact our business activities depending on how they are interpreted. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and became effective in 2023. Additional states have since also passed comprehensive privacy laws with additional obligations and requirements on businesses. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

Additionally, all U.S. states and the District of Columbia have enacted breach notification laws that may require that we notify customers, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify customers of a security breach. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

We face intense competition for qualified personnel. We may incur significant costs to attract and recruit skilled personnel, and we may lose new personnel to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Many of the other technology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer operating history than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit outside of the United States. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we develop and commercialize our products and services could be limited and our potential for successfully growing our business could be harmed.

Volatility in the trading price of our Class A common stock may also affect our ability to attract and retain qualified personnel. Many of members of our management and other key personnel hold equity awards that have vested in part or are exercisable, which could adversely affect our ability to retain these personnel. Personnel may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value. In addition, many of our personnel may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition and results of operations.

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.

Our business model contemplates that we will transmit a significant amount of PII through our platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our video surveillance solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.

To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core products or services. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store PII using our products and services, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our products and services in certain verticals. In particular, some regulatory bodies have recently become more interested in technologies that we employ including artificial intelligence (“AI”) and face recognition. Any of these outcomes could adversely affect our business and operating results.

If our products and services do not achieve broad acceptance both domestically and internationally, we will not be able to achieve our anticipated level of growth. Our revenues are primarily derived from a cloud-based services model for our products and technology. We also receive some hardware revenue as well as revenue for remote guarding services. We cannot accurately predict the future growth rate or the size of the market for our products and services. The expansion of the market for our solutions depends on a number of factors, such as:

•	the cost, performance and reliability of our products and services and the solutions offered by our competitors;

•	customers’ perceptions regarding the benefits of cloud-based video surveillance solutions;

•	public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use biometric and other identity information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	customers’ satisfaction regarding our cloud-based video surveillance system; and

•	marketing efforts and publicity regarding our video surveillance solutions.

Even if our products and services gain wide market acceptance, our solutions may not adequately address market requirements and may not continue to gain market acceptance. If cloud-based video surveillance solutions generally or our solutions specifically do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth and our revenues and results of operations would suffer.

Issues raised by the use of artificial intelligence (“AI”) (including machine learning) in our platforms may result in reputational harm or liability.

AI is integrated into our surveillance systems and Remote Guarding services and is a significant element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality or contain biased information. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment or other social issues, we may experience brand or reputational harm.

We operate in a highly competitive industry that is dominated by multiple very large, well-capitalized market leaders and is constantly evolving. New entrants to the market, existing competitor actions, or other changes in market dynamics could adversely impact us.

The level of competition in the security industry is high, with multiple exceptionally large, well-capitalized competitors holding a majority share of the market, such as Avigilon (a subsidiary of Motorola Solutions, Inc.) Tyco Integrated Security (a business unit of Johnson Controls International plc), Stealth Monitoring, GardaWorld Security Corporation (doing business as ECAMSECURE), EyeQ Monitoring and Watchtower. Many of the companies in the video surveillance market have longer operating histories, larger customer bases, significantly greater financial, technological, sales, marketing, and other resources than we do. At any point, these companies may decide to devote their resources to creating a competing solution which will impact our ability to maintain or gain market share in this industry. Further, such companies will be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or client requirements, more quickly develop new products, or devote greater resources to the promotion and sale of their products and services than we can. Likewise, their greater capabilities in these areas may enable them to better withstand periodic downturns in the video surveillance industry and compete more effectively on the basis of price and production. In addition, new companies may enter the markets in which we compete, further increasing competition in the video surveillance industry.

We believe that our ability to compete successfully depends on a number of factors, including the type and quality of our products and services and the strength of our brand names, as well as many factors beyond our control. We may not be able to compete successfully against current or future competitors, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of new products or services, any of which would adversely impact our results of operations and financial condition.

We may not be as successful as our competitors incorporating AI into our business or adapting to a rapidly changing marketplace.

Our competitors may be larger, more diversified, better funded and have access to more advanced technology, including AI. These competitive advantages may enable our competition to innovate better and more quickly and to compete more effectively on quality and price, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry, and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services we offer may affect our customers’ expectations, requirements or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose sales, market share or the ability to operate profitably and sustainably.

Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products.

We believe our products and services may be highly disruptive to a very large and growing market. Our competitors are well capitalized with significant intellectual property protection and resources, and they (or patent trolls) may initiate infringement lawsuits against us. Such litigation could be expensive, time-consuming and could prevent us from selling our products and services, which would significantly harm our ability to grow our business as planned.

We rely on other companies to provide certain hardware and software solutions for our products.

We depend on certain third-party suppliers and subcontractors to meet our contractual obligations to our customers and conduct our business. While we are not dependent on any one supplier for any of our hardware or software solutions, our ability to meet our obligations to our customers may be adversely affected if one or more suppliers or subcontractors does not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products and services may be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide major components and subsystems which meet required specifications and perform to our and our customers’ expectations. If we encounter problems with one or more of these parties and they fail to perform to expectations, it could have a material adverse effect on our business operations and financial condition.

We plan to implement new lines of business or offer new products and services within existing lines of business.

We plan on introducing new computer vision algorithms, or improving existing ones, such as face recognition and object detection, that must be executed at sustainable computational costs. We also plan on introducing machine learning algorithms that combine information from our video surveillance system. There are substantial risks and uncertainties associated with these efforts, both in the development of these new products and services, as well as the execution and delivery of these products and services to our customers. We may invest significant time and resources into these endeavors, and there is no guarantee we will be successful in our development or launch of such products and services. Initial timetables for the introduction and development of such new products or services may not be achieved and price and profitability targets may not prove feasible. We may not be successful in introducing these new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients or be subject to cost increases. As a result, our business, financial condition or results of operations may be adversely affected.

Certain acquisitions could adversely affect our financial results.

We may pursue strategic acquisitions as part of our business strategy. There is no assurance that we will be able to find suitable acquisition candidates or be able to complete acquisitions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any companies acquired that were not identified in advance, which may result in unanticipated costs. The effectiveness of our due diligence review and ability to evaluate the results of such due diligence may depend upon the accuracy and completeness of statements and disclosures made or actions taken by the target companies or their representatives. As a result, we may not be able to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In addition, we may not be able to successfully integrate acquired businesses and may incur significant costs to integrate and support acquired companies. Any of these factors could adversely affect our financial results.

Our business may be adversely impacted by additional leverage in connection with acquisitions.

As stated above, we may pursue strategic acquisitions as part of our business strategy. If we are able to identify acquisition candidates, such acquisitions may be financed with a substantial amount of additional indebtedness. Although the use of leverage presents opportunities to increase our profitability, it has the effect of potentially increasing losses as well. If income and appreciation from acquisitions acquired through debt are less than the cost of the debt, the total return will decrease. Accordingly, any event which adversely affects the value of an acquisition will be magnified to the extent we are leveraged and we could experience losses substantially greater than if we did not use leverage.

Increased indebtedness could also make it more difficult for us to satisfy our obligations with respect to any other debt agreements, increase our vulnerability to general adverse economic and industry conditions and require that a greater portion of our cash flow be used to pay indebtedness, which would reduce the availability of cash available for other purposes, and limit our flexibility in planning for, or reacting to, changes in our business and our industry. Our failure to comply with any covenants under such indebtedness could result in an event of default that, if not cured or waived, could result in an acceleration of repayment of other existing indebtedness, which in turn could materially and adversely affect our business and results of operations.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. We will be subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules and regulations subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly, and event driven reports with respect to their business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations will increase our legal and financial compliance costs, make certain activities more time-consuming and costly, and require our management and other personnel to devote a substantial amount of time to compliance initiatives. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, beginning with the first full year after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we, nor our independent registered public accounting firm will be able to conclude within the prescribed time frame that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

As a public company, we will also be required to maintain disclosure controls and procedures. Disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. We believe a control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to develop products and services that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;

•	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;

•	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our licensors’ pending patent applications will not lead to issued patents;

•	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries;

•	the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;

•	if enforced, a court may not hold that our patents are valid, enforceable and infringed;

•	we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;

•	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application and obtain an issued patent covering such intellectual property;

•	we may fail to adequately protect and police our trademarks and trade secrets; and

•	the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing product candidates, programs or intellectual property could be diminished. Such announcements could also harm our reputation or the market for our future product candidates, which could have a material adverse effect on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by other types of intellectual property, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties (including, but not limited to, contractors, collaborators, and outside scientific advisors), and confidential information and inventions agreements with employees, consultants, licensors and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We require our employees to enter into written confidentiality agreements that assign to us any inventions, developments, creative works and useful ideas of any description that are conceived of, reduced to practice or developed in the course of their employment. In addition, we require our third-party contractors to enter into a written non-disclosure agreement that requires the third party to not disclose certain of our confidential information in any manner or for any purpose other than as necessary and/or appropriate in connection with their obligations for a defined period of time, subject to certain exclusions. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with our current and future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we or our licensors do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history, which may make it difficult for you to evaluate our current business and predict our future success and viability.

Our Company was incorporated under the laws of the State of Delaware on March 28, 2003, as Connexed Technologies Inc. The likelihood of our creation of a successful business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business, operation in a competitive industry, and the continued development of our technology and products. We anticipate that our operating expenses will increase for the near future, and there is no assurance that we will be profitable in the near future. You should consider our business, operations, and prospects in light of the risks, expenses and challenges faced as an emerging growth company.

We have historically operated at a loss, which has resulted in an accumulated deficit.

For the fiscal years ended December 31, 2023 and December 31, 2022, we incurred net losses of approximately $7.04 and approximately $11.4 million, respectively. There can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit, would affect our cash flows, would affect our efforts to raise capital and is likely to result in a decline in the value of your investment in our Company.

We anticipate sustaining operating losses for the foreseeable future.

It is anticipated that we will sustain operating losses for the foreseeable future as we expand our team, continue with research and development, and strive to gain customers and gain market share in our industry. Our ability to become profitable depends on our ability to expand our customer base. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities. The Company will continue to invest in building out its sales and marketing teams as well as maintain a robust engineering and development team. General and administrative expenses will increase as the cost of maintaining a public company is significantly higher than maintaining a privately held company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

Our estimate as to how long we expect our existing capital to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

•	Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timeline, cost and results of our products;

•	the cost and timing of manufacturing activities;

•	the effect of competing technological and market developments;

•	the payment of licensing fees, potential royalty payments and potential milestone payments;

•	the cost of general operating expenses; and

•	the costs of operating as a public company.

Advancing the development of our product will require a significant amount of capital. In order to fund all of the activities that are necessary to complete the development of our product, we will be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

Raising additional capital may cause dilution to our existing stockholders.

We may seek additional capital through a variety of means, including through equity, debt financings, or other sources. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder.

Such financing may also result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may adversely affect our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that are not favorable to us.

We may need additional financing, and if such financing is not available to us or is not available on acceptable terms, we may be limited in our ability to grow our business.

We have historically incurred losses from operations and, for the fiscal year ended December 31, 2024 we had an accumulated deficit of approximately $40,856,000, and stockholders’ equity of approximately $503,000. Additionally, for the fiscal year ended December 31, 2024, we incurred a net loss of approximately $6,535,000. Our failure to generate sufficient revenues, effectively manage expenses or raise additional capital could adversely affect our ability to achieve our intended business objectives.

Since inception we have relied primarily on financing activities to fund our operations, including raising over $35 million in funding in an offering under Regulation A of the Securities Act, and through the sale of preferred stock.

On November 25, 2024, we entered into a Securities Purchase Agreement, as amended by Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, and Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025 (the “Series 1 Equity Financing”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”) pursuant to the terms of which we agreed to issue and sell $6,300,000 of newly designated Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred”) and 720,000 pre-delivery shares to Streeterville. The Series 1 Equity Financing closed on January 29, 2025.

On November 25, 2024, we also entered into an Equity Purchase Agreement (the “Equity Line”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50,000,000 of our Class A common stock over the 24-month term of the Equity Line.

On March 21, 2025, we entered into a second Securities Purchase Agreement (the “Series 2 Securities Purchase Agreement” or “Series 2 Equity Financing”) with Streeterville pursuant to the terms of which we agreed to issue and sell up to $40,000,000 of newly designated Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred” and, together with the Series 1 Preferred, the “Preferred Stock”) to Streeterville. On March 25, 2025, at the initial closing of the Series 2 Equity Financing (the “Closing Date”), we issued and sold 4,500 shares of Series 2 Preferred to Streeterville, for an aggregate purchase price of $4,500,000.

Pursuant to the terms of the Series 2 Securities Purchase Agreement, Streeterville will also have, for a period ending on the later of (i) two years from the Closing Date, and (ii) the date on which it no longer holds any Preferred Stock, the right, but not the obligation, to reinvest up to an additional $4,000,000 into the Company in one or more tranches (of at least $100,000) at its election (the “Reinvestment Right”). The Reinvestment Right supersedes and replaces the reinvestment right granted to Streeterville in connection with the Series 1 Equity Financing. In addition, Streeterville will have the right, for a period ending six months after it no longer holds any Preferred Stock or is not otherwise owed any obligations from us, to participate in up to 30% of the amount sold in any debt or equity financing that we consummate (the “Participation Right”). The Participation Right supersedes and replaces the participation right granted to Streeterville in connection with the Series 1 Equity Financing.

The Series 1 Equity Financing, Series 2 Equity Financing and Equity Line will provide us with, and allow us to maintain, stockholders’ equity well in excess of the required minimum under Nasdaq Listing Rule 5505(b) as well as enable us to fund our operations through at least the next twelve months. Notwithstanding, we may also raise additional capital pursuant to one or more registered offerings of equity or debt securities. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are not able to raise additional capital when required or on acceptable terms, we may have to: (i) significantly delay, scale back or discontinue the development or commercialization of new products; (ii) seek collaborators for further development and commercialization of our products; or (iii) relinquish or otherwise dispose of some or all of our rights to technologies or the products that we would otherwise seek to develop or commercialize.

We have a limited number of customers accounting for a substantial portion of our revenue, and such substantial customer concentration could adversely affect our business, operating results and financial condition.

We derive a significant portion of our revenues from a few major customers. For the year ended December 31, 2024, SunRoad Enterprises accounted for approximately 18%, Avenue 5 accounted for approximately 11%, and Fairfield Residential accounted for approximately 9% of our total revenues, respectively. For the year ended December 31, 2023, SunRoad Enterprises accounted for approximately 18% and CONAM Management accounted for approximately 9% of our revenues, respectively. There are inherent risks whenever a large percentage of total revenue is derived from a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers. If we experience declining or delayed sales from these customers due to market, economic or competitive conditions, we could be pressured to reduce our prices or our customers could decrease the purchase quantity of our products and services, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any one of our largest customers terminates the purchase of our products and services, such termination would materially negatively affect our revenues, results of operations and financial condition. Moreover, our reliance on a limited number of customers may limit our bargaining power and ability to negotiate favorable terms in future contracts. If we are unable to diversify our customer base and reduce our dependence on a small number of customers, our business, operating results, and financial condition could be adversely affected by any negative developments involving these key customers. To mitigate these risks, we are actively seeking to expand our customer base and reduce our reliance on a few significant customers. However, there can be no assurance that we will be successful in these efforts, and our financial performance may continue to be significantly influenced by our key customers.

Risks Related to the Ownership of Our Class A common stock

An active trading market for our Class A common stock may not be sustained, and the market price of shares of our Class A common stock may be volatile.

Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. However, while our Class A common stock is now publicly traded, there can be no assurance that an active and liquid trading market for our Class A common stock will continue to develop or be sustained, which could depress the market price of shares of our Class A common stock and could affect the ability of our stockholders to sell our Class A common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our Class A common stock. An inactive market may also impair our ability to raise capital by selling shares of our Class A common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using shares of our Class A common stock as consideration.

The public price of our Class A common stock could be subject to wide fluctuations in response to the risk factors described in this Form 10-K and others beyond our control, including:

•	changes in the industries in which we operate;

•	variations in our operating performance and the performance of our competitors in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Class A common stock available for public sale; and

•	general economic and political conditions such as recessions, pandemics, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

In addition, securities exchanges have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our Class A common stock shortly following the listing of our Class A common stock on Nasdaq as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

Sales of a substantial number of our Class A common stock in the public market could cause the price of our shares of Class A common stock to decline, and a decline in the market price for our Class A common stock could impair our ability to raise capital through the future sale of additional equity securities.

A substantial sale of our Class A common stock by one or more major stockholders, could result in an oversupply of our Class A common stock on Nasdaq and cause the public trading price of our Class A common stock to decline significantly. Even the perception that such sales may occur could depress the market price of our shares of Class A common stock and could impair our ability to raise capital through the future sale of additional equity securities.

As of the date of this Form 10-K, we have 487,677 shares of Class B common stock with super voting rights.

Our capital stock as of the date hereof consists of Class A common stock and Class B common stock. Our Class B common stock is entitled to 20 votes per share. In addition to the dilutive effect on the voting power and value of our Class A common stock, the foregoing structure of our capital stock may render our Class A common stock ineligible for inclusion in certain securities market indices, and thus adversely affect the price and liquidity of, and public sentiment regarding, our Class A common stock or other securities. The existence of, and voting rights associated with, our Class B common stock, either alone or in conjunction with certain of the other provisions of our amended and restated certificate of incorporation could also have the effect of delaying, deterring or preventing a change in our control or make the removal of our management more difficult.

You may be diluted by future issuances of preferred stock or additional Class A common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We could issue a significant number of shares of Class A common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Class A common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our Class A common stock, either by diluting the voting power of our Class A common stock if the preferred stock votes together with the Class A common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our Class A common stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Class A common stock by making an investment in the Class A common stock less attractive. For example, investors in the Class A common stock may not wish to purchase Class A common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Class A common stock at the lower conversion price, causing economic dilution to the holders of Class A common stock.

Because we have no current plans to pay cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We currently intend to retain all available funds and any future earnings to fund the development, commercialization and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our Class A common stock may also be limited by the terms of any future debt securities or credit facility. As a result, capital appreciation, if any, of the Class A common stock you purchase in this offering will be your sole source of gain for the foreseeable future.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. Further, pursuant to Section 107 of the JOBS Act, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our direct listing on Nasdaq, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock held by non-affiliates was $700.0 million or more as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting Class A common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting Class A common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

It is possible that some investors will find our Class A common stock less attractive as a result of the foregoing, which may result in a less active trading market for our Class A common stock and higher volatility in our stock price.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the Exchange Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation, but there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

The public price of our shares of Class A common stock may have little or no relationship to the historical sales prices of our shares of Class A common stock in private transactions.

Prior to our listing on Nasdaq, there was no public market for our shares of Class A common stock. Our Class A common stock has a limited history of trading in private transactions. We sold units to the public in a series of Regulation A offerings. Each unit consisted of two shares of our Class A common stock and one warrant to purchase one share of Class A common stock for a period of 18 months following the date of issuance at an exercise price equal to 75% of the unit price. The unit prices that were sold were $6.00, $7.20, and $12.00. However, this information may have little or no relation to broader market demand for our shares of Class A common stock. As a result, you should not place undue reliance on these historical sales prices as they may differ materially from the public prices of our shares of Class A common stock on Nasdaq.

The uncertainty associated with the fact that few companies have undertaken direct listings to date may lead to increased volatility and pricing challenges for our Class A common stock.

On January 30, 2025, we completed a direct listing of our Class A common stock on Nasdaq. Few companies have conducted direct listings, making the direct listing process we undertook relatively novel. The absence of a traditional underwritten offering may contribute to a less orderly market for our Class A common stock, resulting in increased volatility in the trading price and potential difficulties in achieving a stable market price. Unlike a traditional initial public offering, there was no firm-commitment underwritten offering to help inform efficient and sufficient price discovery. Consequently, the public price of our Class A common stock may be more volatile than it would be if shares were initially listed in connection with a firm-commitment underwritten initial public offering. In addition, the trading volume and price of shares of our Class A common stock may be more volatile and subject to greater fluctuations due to the direct listing method.

The direct listing process differs from an initial public offering underwritten on a firm-commitment basis and the impact of awareness of our brand and investor recognition of our Company on the demand for our Class A common stock is unpredictable and our marketing and brand development efforts may not be successful.

We did not conduct a traditional “roadshow” with underwriters prior to the opening of trading of our Class A common stock on Nasdaq. Instead, we engaged in certain investor presentations and educational meetings to enhance our brand awareness and investor recognition of our Company. These presentations were announced through financial news outlets, and any electronic presentation materials were made publicly available on our website without restriction.

There is no assurance that our investor presentations or other educational meetings had the same impact on awareness of our brand and investor recognition of our Company as a traditional “roadshow” conducted in connection with a firm-commitment underwritten initial public offering. As a result, the price discovery process for our Class A common stock may have been less efficient, and demand among investors may have been insufficient following our listing. This could contribute to increased volatility in the public price of our Class A common stock.

Claims for indemnification by our directors and officers may reduce the amount of money available to us.

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, in our amended and restated certificate of incorporation and any indemnification agreements that we enter into with our directors and officers:

•	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law;

•	Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

•	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•	we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated certificate of incorporation provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability. Large indemnity payments to our directors and officers in excess of any available insurance would materially adversely affect our business, financial condition, and results of operations.

General Risks

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock.

Securities research analysts may establish and publish their own periodic projections for our Company. These projections may vary widely and may not accurately predict the results we actually achieve. The price of our Class A common stock may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.

Our internal computer systems, or those of any of our manufacturers, contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures, our internal computer systems and those of our current and any future manufacturers, contractors, consultants, collaborators and third-party service providers, are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. We also rely on third parties for certain portions of our manufacturing process, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, pandemics/epidemics and other events beyond our control, which could harm our business.

Our facility is located in a region which experiences severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, pandemics/epidemics or other disasters, and we do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

In the ordinary course of our business, we receive, process, use, and store digitally large amounts of data, including customer data as well as confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to us and our business operations. To this end, we have implemented policies designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot provide absolute assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

Our cybersecurity program is managed by our executive management team, including our Chief Executive Officer and Chief Technology Officer, and includes mechanisms, controls, technologies, systems, policies, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. We consult with outside advisors and experts to assist us with assessing, identifying, and managing cybersecurity risks.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Our board of directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. We intend to provide our board of directors with periodic updates on cybersecurity and information technology matters and related risk exposures from management.

All customer and user information is stored directly within our own data centers, or Google Cloud and Amazon Web Services platforms, which provides market-leading data security for their centralized servers. On occasion, limited amounts of customer information such as names and emails are exported from these systems solely for the purposes of accounting and filings and is never shared outside of the Company and its contracted accounting consultants, which are under confidentiality agreements. Highly sensitive customer payment information is generally never revealed to the Company in any capacity and is hidden by payment processors for security purposes, with the sole exception being accounts who provide written or digital copies of credit card information for payment processing on agreed upon terms. Such information is secured on Company computers and never distributed.

Item 2. Properties.

Our principal executive offices are located at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301, which is a shared office space. The space serves as the location of our corporate headquarters.

We also lease space in San Carlos, California, on a month-to-month basis for $7,368 per month, which serves as our development offices, and Kalispell, Montana, on a month-to-month basis for $1,800 per month, which provides space for an additional data center.

We believe that our facilities are adequate for our current and anticipated near-term needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of December 31, 2024, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock (our “Class A common stock”) began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CSAI” on January 30, 2025. Prior to that date, there was no public trading market for our Class A common stock. Neither our Class B Common stock

Holders of Record

As of March 26, 2025, there were 9,584 holders of record of our Class A common stock, and six holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common equity. We currently intend to retain all available funds and any future earnings to fund the growth of our business, and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

See the section titled “Executive Compensation” in Part III for information regarding our equity compensation plans.

Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities we have issued since December 31, 2021:

Regulation A Offering

On July 9, 2020, we commenced an offering of units under the exemption from registration provided by Tier 2 of Regulation A under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of two shares of our Class A common stock and one warrant to purchase one share of Class A common stock for a period of 18 months following the date of issuance. As of December 31, 2024, we had issued approximately 12.1 million shares of Class A common stock in our Regulation A offering, including shares issued upon exercise of outstanding warrants, and received cumulative proceeds of approximately $33.1 million, net of issuance costs of approximately $6.1 million, and 4,317 warrants remained outstanding.

Acquisition Transactions

On December 30, 2021, we entered into an Asset Purchase Agreement with Visionful Holding Inc., a Delaware corporation (“Visionful”), and its sole stockholders, pursuant to the terms of which we agreed to acquire substantially all of the assets of Visionful in consideration of our payment $282,662 in cash and the issuance of 48,844 shares of Class A common stock, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act. The transaction with Visionful closed on February 4, 2022.

On July 8, 2022, we entered into an Asset Purchase Agreement with Infrastructure Proving Grounds, Inc., a Delaware corporation (“IPG”), and each of its stockholders, pursuant to the terms of which we acquired substantially all of the assets of IPG in consideration of our payment $250,000 in cash and the issuance of a warrant to purchase up to 3,541,667 shares of our Class A common stock for a period of 10-years at an exercise price of $2.16 per warrant share, subject to a number of milestone achievements and vesting provisions, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act. As of September 30, 2024, 750,000 warrant shares have vested under the terms of the warrant.

Private Placement

In July 2023, we commenced an offering of units in a transaction exempt from registration under Section 4(a)(2) of the Securities Act, and Regulation D, Rule 506(c) promulgated thereunder. Each unit consisted of one share of Class A common stock and one warrant to purchase one share of Class A common stock for a period of 18 months following the date of issuance. The purchase price of each unit was $12.00 per unit, and the exercise price of each warrant was $9.00 per warrant share. We issued 2,836 units and received cumulative proceeds of approximately $35,000.

Advisory Agreement

On April 25, 2024, we entered into a letter agreement with Maxim Group LLC, a New York limited liability company (“Maxim Group”), pursuant to the terms of which Maxim Group provided us with financial advisory and investment banking services in connection with our direct listing on Nasdaq and in partial consideration for which we issued 145,915 shares of Class A common stock, in reliance on an exemption from registration in reliance Section 4(a)(2) of the Securities Act, to Maxim Partners, LLC, a Delaware limited liability company, and affiliate of Maxim, with unlimited piggyback registration rights.

Preferred Equity Financings

On November 25, 2024, we entered into a Securities Purchase Agreement, as amended by Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, and Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025 (as so amended, the “Series 1 Securities Purchas Agreement” or “Series 1 Equity Financing”), with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we agreed to issue and sell to Streeterville (i) 6,300 shares of a newly designated series of Series 1 Convertible Preferred Stock, par value $0.0001 per share (“Series 1 Preferred”), for an aggregate purchase price of $6,300,000, and (ii) 720,000 pre-delivery shares, for an aggregate purchase price of $72.00, in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act. The Series 1 Equity Financing closed on January 29, 2025.

On March 21, 2025, we entered into a second Securities Purchase Agreement (the “Series 2 Securities Purchase Agreement” or “Series 2 Equity Financing”) with Streeterville pursuant to the terms of which we agreed to issue and sell up to $40,000,000 of newly designated Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred”) to Streeterville. On March 25, 2025, at the initial closing of the Series 2 Equity Financing, we issued and sold 4,500 shares of Series 2 Preferred to Streeterville, for an aggregate purchase price of $4,500,000 in a transaction exempt from registration in reliance on Section 4(a)(2) of the Securities Act and Regulation D, Rule 506(b) promulgated thereunder.

The foregoing descriptions of the Series 1 Securities Purchase Agreement and Series 2 Securities Purchase Agreement are qualified in their entirety by reference to the Series 1 Securities Purchase Agreement and Series 2 Securities Purchase Agreement, which are filed as Exhibits 10.4 and 10.12, respectively, hereto and incorporated herein by reference herein.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statement.

Overview

We were formed under the laws of the State of Delaware on March 28, 2003. We provide an award-winning cloud-based artificial intelligence (“AI”) video surveillance and Remote Guarding (as described below) service built on AI and machine learning platforms.

History of the Company and Overview of Our Business

We operated as a small Silicon Valley startup until early 2021 when we raised over $35 million in funding under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”). With these funds we quickly built a sales, marketing and support structure and achieved a degree of early success in the property management space. As of the date of this Form 10-K, we have contracts in place with five of the top 10 property management companies on the National Multifamily Housing Council’s (“NMHC’s”) 2024 NMCH 50 list (Greystar Real Estate Partners, Avenue5 Residential, LLC, Cushman & Wakefield, BH Management Services, LLC and FPI Management, Inc.). Our cloud-based solutions allow our customers to provide real-time safety and security solutions for their properties, as well as easily manage security across all of their locations. As of the date of this Form 10-K, we are focused on expanding into more of our existing top tier customer locations, acquiring additional customers in the property management (“proptech”) space, and we anticipate entering into additional markets in 2025.

Our intelligent AI solution works by identifying objects (faces, license plates, animals, guns, etc.) in video footage so that property managers can quickly search for those objects. Additionally, our AI and Remote Guarding services provide a proactive response to crime. Remote guarding combines video surveillance, AI analytics, monitoring centers, and security agents (“Remote Guarding”). Based on internal data comparing the total number of actual threatening activity alerts received by our Remote Guards, against all potentially suspicious and threatening activity alerts received by our Remote Guards, on average, from 2023 to the date of this Form 10-K, our Remote Guarding services deterred over 97% of all threatening activity for our customers. We believe AI security delivers multiple benefits for many property owners, including, without limitation:

•	Deterring crime and improving overall safety;

•	Improving occupancy rates and rental rates; and

•	Reducing onsite guard costs and lowering insurance rates

As of the date of this Form 10-K, we are the only seamless, cloud-based, AI surveillance and Remote Guarding solution on the market of which we are aware. We also believe that our solution is more affordable and easier to use than the various solutions that our competitors offer. Our Remote Guarding service bridges the line between AI and human intelligence. AI has the ability to monitor all cameras at the same time and all of the time, a task from which humans would fatigue. When the AI detects an event occurring, the Remote Guards are notified. The Remote Guards can then determine if escalation is required. With real-time human intervention, our Remote Guarding service can turn video surveillance from a forensic tool, used after a crime has been committed, into a real time crime prevention tool. This has the potential to greatly increase value for our customers.

Results of Operations

Net Revenues.

Our net revenues primarily consist of revenues generated from subscriptions to our core business services (cloud video surveillance and remote guarding), hardware sales, and installation services.

We bill cloud video surveillance and remote guarding according to the number of camera views. Hardware mainly includes cloud video recorders, surveillance cameras, horn and axis speakers kept in inventory. Installation services include the labor needed to set in place said hardware and software.

We recognize revenue when a customer obtains control of promised goods or services. Typically, our customers pay up front annually for our services and sign subscription and remote guarding agreements governing the terms of service. In those instances, revenue is recognized ratably over the period that commences on the subscription start date and ending on the date the subscription term expires. Some of our customers require monthly billing arrangements, in which case revenue is recognized on a monthly basis. Revenue generated from sales of hardware is generally recognized at the time of delivery. Revenue generated from door and video services is generally recognized at the completion of the professional services.

Cost of Goods Sold.

Our cost of goods sold primarily consists of hosting costs, the costs of equipment sold, installation costs and the costs of the operations department.

Operating Expenses.

Our operating expenses consist of: general and administrative expenses, which are primarily salaries, professional fees, consulting costs and expenses related to the administrative functions of the Company; research and development expenses, which consist primarily of product development costs and salaries; and sales and marketing expenses, which represent public relations, advertising and direct marketing costs, as well as the associated personnel costs.

Comparison of Year Ended December 31, 2024, to the Year Ended December 31, 2023

Net Revenues

The majority of our net revenue for the year ended December 31, 2024, and the year ended December 31, 2023 was comprised of subscription revenue generated from our core business services (cloud video surveillance and remote guarding) and hardware sales.

Total revenue increased approximately $757,000, or approximately 125%, from approximately $607,000 for the year ended December 31, 2023, compared to approximately $1,364,000 for the year ended December 31, 2024. This increase is due to our having signed 30% more new locations during the year ended December 21, 2024, compared to the same period in 2023. Cloud video surveillance subscriptions increased by approximately 48%, remote guarding increased by approximately 404%, and hardware increased by approximately 250% over the same period in 2023.

The following table summarizes our revenue by service line:

	Year Ended December 31,
	2024	2023
Cloud video surveillance	$323,475	$219,120
Remote guarding	282,849	56,128
Hardware	341,193	97,361
Other (installation, door subscriptions, etc.)	416,776	234,527
	$1,364,293	$607,135

Cost of Goods Sold.

Our cost of goods sold increased approximately $265,000, or approximately 36%, from approximately $725,000 for the year ended December 31, 2023, compared to approximately $990,000 for the year ended December 31, 2024. This increase was the result of increased sales and the completion of more installation projects in the year ended December 31, 2024, compared to the same period in 2023. This increase was offset by a reduction of hosting costs of approximately 37%.

	Year Ended December 31,
	2024	2023
Hosting and data center bandwidth	$273,128	$433,009
Remote guarding costs	114,440	60,519
Hardware Costs	218,025	119,942
Installation and labor costs	378,853	111,959
	$984,447	$725,426

Operating Expenses.

The following table summarizes our operating expenses for the year ended December 31, 2024, and as compared to the same period in 2023:

	Year Ended December 31,
(in thousands)	2024	2023
General and administrative	$1,241	$2,365
Research and development	1,266	2,014
Sales and marketing	1,813	2,541
Non-cash expenses (equity compensation, depreciation, bad debt, etc.)	2,245	1,674
	$6,565	$8,594

Our operating expenses for the year ended December 31, 2024, were approximately $6,565,000 compared to approximately $8,594,000 for the year ended December 31, 2023, a decrease of approximately $2,029,000 or approximately 24%.

The largest component of our operating expenses were non-cash expenses, which were approximately $2,245,000, for the year ended December 31, 2024, compared to approximately $1,674,000 for the year ended December 31, 2023, an increase of approximately $571,000 or approximately 34%. This increase in non-cash expenses was primarily due to an increase in stock compensation expense of approximately $881,000, a decrease in loss on impairment of goodwill of approximately $1,674,000, a decrease in depreciation of approximately $137,000 and an increase in bad debt expense of approximately $60,660.

The second largest component of our operating expenses were sales and marketing expenses, which were approximately $1,813,000 for the year ended December 31, 2024, compared to approximately $2,541,000 for the year ended December 31, 2023, a decrease of approximately $728,000 or approximately 29%. This decrease in sales and marketing expenses was primarily due to a decrease in payroll for our internal sales and marketing staff of approximately $113,000, a decrease in fees related to consulting services of approximately $26,000, and a decrease in trade show and corporate event expenses and content creation services from third-party marketing service providers of approximately $278,000.

The remainder of our operating expenses were primarily comprised of general and administrative expenses and research and development expenses.

General and administrative expenses were approximately $1,241,000 for the year ended December 31, 2024, compared to approximately $2,365,000 for the year ended December 31, 2023, a decrease of approximately $1,124,000 or approximately 48%. This decrease in general and administrative expenses was primarily due to decreases in consulting fees of approximately $118,000, payroll of approximately $226,000, and other general operating expenses of approximately $115,000.

Research and development expenses were primarily comprised of engineering and development expenses, which were approximately $1,266,000 for the year ended December 31, 2024, compared to approximately $2,014,000 for the year ended December 31, 2023, a decrease of approximately $748,000 or approximately 37%. This decrease in engineering and development expenses was due to a decrease in payroll of approximately $310,000, a decrease in consulting fees of approximately $67,000 and $38,000 decrease in equipment and prototype expenses.

Net Loss

As a result of the foregoing, net loss for the year ended December 31, 2024, was approximately $6,535,000 compared to $9,007,000 for the year ended December 31, 2023, a decrease of approximately $2,472,000 or approximately 27%. Revenue and cost of sales described above resulted in gross profit of $374K in the year ended December 31, 2024 compared to a gross loss of $118K for the same period in 2023.

Off-Balance Sheet Arrangements

As of the date of this Form 10-K we have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Overview

From inception we have funded our operations principally through the net proceeds from sales of our capital stock and to a lesser extent from cash flows generated from operating activities.

Summary of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Net cash (used in) operating activities	$(3,277)	$(5,716)
Net cash (used in) investing activities	(27)	(43)
Net cash provided by financing activities	(685)	387
Cash and cash equivalents at end of period	$52	$4,042

Operating Activities.

We continue to experience negative cash flows from operations as we expand our business. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as product and service development and selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in personnel-related expenditures, accounts payable and other current assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2024, was approximately $3,277,000 which reflects our net loss of $6,535,000 and increases in accounts receivable of $155,000 and deferred revenue of $292,000. Accounts payable increased by $601,000 and the rest was offset by non-cash activities including stock-based compensation of $1,154,000 and impairment of goodwill of $1,674,000.

Net cash used in operating activities for the year ended December 31, 2023, was approximately $5,716,000 which reflects our net loss of $9,006,699 and increases in accounts receivable of $49,597 and deferred revenue of $144,074. Accounts payable decreased by $118,789 and the rest was offset by non-cash activities including stock-based compensation of $1,154,222 and impairment of goodwill of $1,673,933.

Investing Activities

Our investing activities have consisted primarily of business combinations and the purchases of assets and equipment. We have invested in assets and equipment to support our headcount growth.

Net cash used in investing activities for the year ended December 31, 2024, was approximately $27,000, which was entirely attributable to purchases of fixed assets.

Net cash used in investing activities for the year ended December 31, 2023, was approximately $43,000, also entirely attributable to purchases of fixed assets.

Financing Activities

Since inception we have relied primarily on financing activities to fund our operations, including raising over $35 million in funding in an offering under Regulation A of the Securities Act, and through the sale of preferred stock.

On July 10, 2023, we received a “Wells Notice” from the Enforcement Division of the SEC alleging violations of Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act, and Section 10(b) of the Exchange Act, and Rules 10b-5(a), (b) and (c) under the Exchange Act. On September 27, 2023, without admitting or denying the findings, we submitted an offer of settlement to the SEC and agreed to the imposition of an order (the “Order”) which, among other things, states that we violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. We also agreed to pay a penalty of $558,071, which has been paid in full.

As a result of the Order (the “Disqualification Event”), we have been disqualified from relying on certain exemptions from registration under the Securities Act for offers and sales of our securities for a period of five years, including the exemption provided by Regulation A.

On November 25, 2024, we entered into a Securities Purchase Agreement, as amended by Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, and Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025 (the “Series 1 Equity Financing”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”) pursuant to the terms of which we agreed to issue and sell $6,300,000 of newly designated Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred”) and 720,000 pre-delivery shares to Streeterville. The Series 1 Equity Financing closed on January 29, 2025.

On November 25, 2024, we also entered into an Equity Purchase Agreement (the “Equity Purchase Agreement” or “Equity Line”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50,000,000 of our Class A common stock over the 24-month term of the Equity Line.

The Equity Financing and Equity Line will provide us with, and allow us to maintain, stockholders’ equity well in excess of the required minimum under Nasdaq Listing Rule 5505(b) as well as enable us to fund our operations through at least June 30, 2026.

On March 21, 2025, we entered into a second Securities Purchase Agreement (the “Series 2 Securities Purchase Agreement” or “Series 2 Equity Financing”) with Streeterville pursuant to the terms of which we agreed to issue and sell up to $40,000,000 of newly designated Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred” and, together with the Series 1 Preferred, the “Preferred Stock”) to Streeterville. On March 25, 2025, at the initial closing of the Series 2 Equity Financing (the “Closing Date”), we issued and sold 4,500 shares of Series 2 Preferred to Streeterville, for an aggregate purchase price of $4,500,000.

Pursuant to the terms of the Series 2 Securities Purchase Agreement, Streeterville will also have, for a period ending on the later of (i) two years from the Closing Date, and (ii) the date on which it no longer holds any Preferred Stock, the right, but not the obligation, to reinvest up to an additional $4,000,000 into the Company in one or more tranches (of at least $100,000) at its election (the “Reinvestment Right”). The Reinvestment Right supersedes and replaces the reinvestment right granted to Streeterville in connection with the Series 1 Equity Financing. In addition, Streeterville will have the right, for a period ending six months after it no longer holds any Preferred Stock or is not otherwise owed any obligations from us, to participate in up to 30% of the amount sold in any debt or equity financing that we consummate (the “Participation Right”). The Participation Right supersedes and replaces the participation right granted to Streeterville in connection with the Series 1 Equity Financing.

Our net cash used in financing activities for the year ended December 31, 2024, was approximately $685,000 compared to net cash provided by financing activities of approximately $387,000 for the year ended December 31, 2023, a decrease of approximately $1,071,000 or 277%. This decrease in cash used in financing activities is the result of the Disqualification Event and our inability to continue our Regulation A offering and initial expenses of approximately $692,000 incurred in connection with the our registration statement on Form S-1, as amended (File No. 333-282038), related to our direct listing on Nasdaq.

The following table summarizes our financing activities for the years ended December 31, 2024, and 2023.

	Years Ended December 31,
(in thousands)	2024	2023
Proceeds from issuance of Class A common stock	$7	$387
Registration Statement related costs	(692)	–
	$(685)	$387

Funding Requirements

We anticipate incurring additional losses for the foreseeable future, and we may never become profitable. Furthermore, while we have decreased our operating expenses by reducing our personnel and consultant expenditures, reducing salaries for our executives and employees, and reducing our overall spending, we nevertheless expect expenses to increase in connection with our ongoing activities, particularly as we continue development of our existing and new products and services. In addition, we expect to incur further costs and expenses associated with being a public company.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We have incurred operating losses and negative cash flows from operations since inception. As of December 31, 2024, we had an accumulated deficit of approximately $41,000,000. Management expects to continue to incur operating losses and negative cash flows for the foreseeable future.

As of the year ended December 31, 2024, we had approximately $52,000 of cash on hand and approximately $577,000 of working capital deficiency, and our anticipated operating requirements for the next twelve months, assuming the maintenance of our current operations, exceed our available capital resources. We believe that the Equity Financing that we have entered into with Streeterville and Equity Line that we have entered into with Atlas will provide us with, and allow us to maintain, stockholders’ equity well in excess of the required minimum under Nasdaq Listing Rule 5505(b) as well as enable us to fund our operations through at least June 30, 2026. Notwithstanding, we also intend to raise additional capital pursuant to one or more registered offerings of equity or debt securities. However, if we are unable to raise additional capital or otherwise obtain funding as and when needed or on attractive terms, we could be forced to reduce operations or delay or eliminate new or existing products and services, which could raise substantial doubt about our ability to continue as a going concern.

We have based the foregoing estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we expect. We have a planning and budgeting process in place to monitor our operating cash requirements, including amounts projected for capital expenditures, which are adjusted as our future funding requirements change. These funding requirements include, but are not limited to, our product and service development, our general and administrative requirements, and the costs of operating as a public company, and are offset by our ability to generate revenue from operations and the availability of equity or debt financing. Furthermore, our balance sheet is currently debt free, which we believe will provide us with additional flexibility in terms of our ability to tap into lines of credit and other types of debt instruments.

Contractual Obligations and Commitments

In addition to ongoing capital expenditures and working capital needs to fund operations over the next 12 months, our contractual obligations to make future payments primarily relate to our operating lease obligations, capital lease obligations and insurance obligations, all of which are governed by agreements with month-to-month terms, and which are generally terminable after a notice period at any time. We purchase equipment, software and inventory necessary to conduct our operations on an as-needed basis.

During the periods presented we had an outstanding obligation to the SEC pursuant to the terms of a final settlement. See “Business—Legal Proceedings” for additional details regarding the settlement. Our obligation was paid in full on August 9, 2024. We do not have any other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies, and we have elected to take advantage of those exemptions. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•	submit certain executive compensation matters to Member advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding Member vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding Member vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

•	disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We have elected to take advantage of the extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

We will remain an emerging growth company for up to the last day of the fiscal year following the fifth anniversary of our direct listing on Nasdaq, or until the earliest of: (i) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iii) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business. Also, even once we are no longer an emerging growth company, we still may not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act unless we meet the definition of a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act.

Critical Accounting Estimates

Our audited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Our significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies.” Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. The recent accounting changes that may potentially impact our business are described under “Recent Accounting Pronouncements” in “Note 2 — Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and as a result are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Cloudastructure Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of Cloudastructure Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, earnings per share, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, the results of its operations, including earnings per share information and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada
March 31, 2025
PCAOB ID Number 6797

Cloudastructure, Inc.

Balance Sheets

(in thousands, except share and per share numbers)

	Year Ended December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$52	$4,042
Accounts receivable	196	351
Inventory	249	315
Other current assets	38	122
Total current assets	535	4,830

Non-current assets:
Fixed assets, net	80	125
Intangible assets, net	–	–

TOTAL ASSETS	$615	$4,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$629	$27
Accrued expenses	–	48
Deferred revenue	489	197
Total current liabilities	1,118	272

TOTAL LIABILITIES	1,118	272

Stockholders’ equity:
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 14,020,543 and 13,800,418 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 571,011 and 753,857 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	–	–
Additional paid-in capital	40,351	39,001

Accumulated deficit	(40,856)	(34,321)
TOTAL STOCKHOLDERS’ EQUITY	(503)	4,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$615	$4,954

See accompanying notes to the financial statements.

Cloudastructure, Inc.

Statements Of Operations

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues, net	$1,364	$607
Less: cost of goods sold	(990)	(725)
Gross profit (loss)	374	(118)

Operating expenses:
General and administrative	1,241	2,365
Research and development	1,266	2,014
Sales and marketing	1,813	2,541
Non-cash expenses	2,174	1,674
Total operating expenses	6,493	8,594

Loss from operations	(6,119)	(8,713)

Other income (expenses), net:
Interest income	88	55
Depreciation	(72)	(209)
State and sales taxes	(6)	–
SEC settlements	(426)	(140)

Net loss	$(6,535)	$(9,007)

Basic and diluted (loss) per share of Class A and Class B common stock	$(0.45)	$(0.60)

See accompanying notes to the financial statements.

Cloudastructure, Inc.

Statements Of Shareholders’ Equity (Deficit)

(in thousands, except share and per share numbers)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance as of December 31, 2022	13,663,023	$1	856,340	$1	$37,453	$(25,314)	$12,148
Issuances of Class A and Class B shares, net of issuance costs	141,765	–	(102,483)	–	387	–	387
Stock-based compensation	–	–	–	–	1,154	–	1,154
Net loss	–	–	–	–	–	(9,007)	(9,007)
Balance as of December 31, 2023	13,800,418	$1	753,857	$1	$39,001	$(34,321)	$4,682
Issuances of Class A and Class B shares, net of issuance costs	179,659	(7)	(146,750)	(1)	(678)	–	(686)
Conversion of Class B to Class A shares	36,096	–	(36,096)	–	–	–	–
Stock-based compensation		–	–	–	2,035	–	2,035
Net loss		–	–	–	–	(6,535)	(6,535)
Balance as of December 31, 2024	14,020,543	$1	571,011	$0	$40,351	$(40,857)	$(503)

See accompanying notes to the financial statements.

Cloudastructure, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(6,535)	$(9,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	209
Stock-based compensation	2,035	1,154
Fair value adjustments to embedded derivative and SAFEs	–	–
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	155	(50)
(Increase) Decrease in other current assets	151	209
Increase (Decrease) in accounts payable	601	(119)
Increase (Decrease) in accrued expenses	(48)	69
Increase (Decrease) in deferred revenue	292	144
Increase (Decrease) in intangibles	–	1,674
Increase (Decrease) in other current liabilities	–	–
Net Cash Used in Operating Activities	(3,277)	(5,716)

Cash Flows from Investing Activities
Purchase of fixed assets	(27)	(43)
Acquisition of intangible assets	–	–
Net Cash Used in Investing Activities	(27)	(43)

Cash Flows from Financing Activities
Proceeds from issuance of Class A shares	7	387
Registration statement filing costs	(692)	–
Net cash provided by financing activities	(685)	–

Net Change in Cash	(3,989)	(5,373)

Cash at beginning of period	4,042	9,414
Cash at end of period	$52	$4,042

See accompanying notes to the financial statements.

Cloudastructure, Inc.
Notes to the Financial Statements

Note 1 - Nature of Operations

Cloudastructure, Inc. (“Cloudastructure,” “we,” “us,” “our” or the “Company”) was formed on March 28, 2003, as a corporation organized under the laws of the State of Delaware and is headquartered in Palo Alto California. We are a technology service provider that that focuses on intelligent devices and software for physical security applications. Since inception, we have relied primarily on financing activities, including an offering under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”), and the sale of preferred stock, to fund our operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the years presented have been included and are of a normal and recurring nature.

Reverse Stock Split

On October 24, 2024, we effected a 1-for-6 reverse stock split of all classes of our issued and outstanding capital stock (the “Reverse Stock Split”). All share and per share information is presented after giving effect to the Reverse Stock Split retrospectively for all periods presented. For additional information about the Reverse Stock Split, see Note 6, Reverse Stock Split.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the footnotes thereto. Actual results could differ from those estimates.

Risks and Uncertainties

We have a limited operating history. Our business and operations are sensitive to general business and economic conditions in the United States. A host of factors beyond our control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn or otherwise, inflation, changes in regulations or restrictions on imports, tariffs, competition or changes in consumer taste. These adverse conditions could affect our financial condition and our results of operations.

Cash and Cash Equivalents

We consider short-term, highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash consists of funds held in our checking account. We maintain our cash with a major financial institution located in the United States, which we believe to be creditworthy. The Federal Deposit Insurance Corporation insures balances up to $250,000, but at times we may maintain balances in excess of the federally insured limits.

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms, Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. We routinely assess our outstanding accounts receivable and recorded a reserve for estimated uncollectible accounts of $5,816 and $82,090 at December 31, 2024, and 2023, respectively.

Sales Taxes

Various states impose a sales tax on our sales to non-exempt customers. We collect the sales tax from customers and remit the entire amount to each respective state. Our accounting policy is to exclude the tax collected and remitted to the states from revenue and cost of sales.

Property and Equipment

Property and equipment are recorded at cost if the expenditure exceeds $2,500. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income.

Depreciation is provided using the straight-line method, based on useful lives of the assets which range from three to five years depending on the asset type.

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (the “CODM”) in deciding how to allocate resources and assess performance. We have one reportable segment focused on cloud-based AI video surveillance and remote guarding security services. Our CODM, who is our Chief Executive Officer, manages operations on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. For additional information on our segment reporting, see Note 8, Segment Reporting.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When fair value measurements are used, valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

U.S. GAAP has established a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset or liability. Level 3 inputs are unobservable inputs related to the asset or liability.

Income Taxes

We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We have incurred taxable losses since inception but are current in our tax filing obligations. We are not presently subject to any income tax audit in any taxing jurisdiction.

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue from subscription contracts with customers is recognized ratably over the period that commences on the subscription start date and ending on the date the subscription term expires. Revenue from door and video services is generally recognized at the completion of the professional services. Revenue from sales hardware is generally recognized at time of delivery.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible asset consists of assets acquired from Visionful Holding Inc. (“Visionful”) and in connection with our acquisition of Infrastructure Proving Grounds (“IPG”). We assess goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate a potential impairment.

During the fourth quarter of 2023, following a thorough assessment of goodwill for impairment, management determined that goodwill attributed to Visionful and IPG had become impaired due to underutilization of the acquired assets in revenue generation and on December 31, 2023, a non-cash loss on impairment was recorded reflecting goodwill impairment charges totaling $1.67 million. Despite this impairment, the technology acquired remains the property of Cloudastructure and retains potential for future utilization.

Liquidity

Our future needs for liquidity will depend on a variety of factors, including, without limitation, our ability to generate cash flows from operations and the timing and availability of net proceeds from any future financing activities that we may conduct. Economic uncertainty, fluctuating interest rates, market volatility, slowdowns in transaction volume, delays in financings from banks and other lenders and other negative trends may, in the future, adversely impact our ability to timely access potential sources of liquidity. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

On November 25, 2024, we entered into a Securities Purchase Agreement (the “Equity Financing”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), upon the closing of which we will issue and sell to Streeterville $6,300,000 of newly designated Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred”) and 720,000 pre-delivery shares. We also entered into an Equity Purchase Agreement (the “Equity Purchase Agreement” or “Equity Line”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50,000,000 of our Class A common stock, par value $0.0001 per share (the “Class A common stock”), over the 24-month term of the Equity Line. For additional details regarding the Equity Financing and Equity Line, see Note 9 – Subsequent Events.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

We believe that upon closing the Equity Financing and the Equity Line, together with our cash on hand and anticipated cash flows from operations are sufficient to address any going concern uncertainties and will be sufficient to meet our liquidity and capital resource requirements to ensure that we are able to meet our obligations and continue operations for at least one year from the issuance date of these financial statements.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, and requires single reporting entities to comply with the expanded reportable segment disclosures outlined in the ASU. The expanded reportable segment disclosures are intended to enhance certain disclosures surrounding significant segment expenses.

This standard became effective for the Company for the annual reporting period ended December 31, 2024, using the retrospective method. The adoption of this standard resulted in additional disclosure but did not have a material impact on our financial position or results of operations. See Note 8, Segment Reporting, for our updated segment presentation.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024, and interim periods in fiscal years beginning after December 15, 2025, and establishes new income tax requirements in addition to modifying and eliminating certain existing requirements. Under ASU 2023-09, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and further disaggregate income taxes paid. The Company is currently evaluating the impact of the new standard on our financial statements.

In March 2024, the Securities and Exchange Commission (the “SEC”) adopted final rules under Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Climate Rules”). The Climate Rules require quantitative and qualitative disclosure of certain climate-related information in registration statements and annual reports filed. These disclosures include financial statement footnote disclosure related to the effects of certain severe weather events and other natural conditions. In April 2024, the SEC issued an order staying the Climate Rules pending completion of a judicial review of certain petitions challenging their validity. If the stay is lifted, the effective dates remain unchanged and we remain a smaller reporting company, emerging growth company or non-accelerated filer, the Climate Rules will be effective for our fiscal year ending December 31, 2027. The Company is currently evaluating the impact of the Climate Rules on our financial statements.

Note 3 – Basic and Diluted Loss Per Share

The number of shares used to calculate basic and diluted loss per share for the year ended December 31, 2024, and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Class A common stock	14,020,543	13,800,418
Class B common stock	571,011	753,857
Total	14,591,554	14,554,275

For the year ended December 31, 2024 and 2023, approximately 17.9 million and 13.6 million shares, respectively, issuable upon the exercise or conversion of stock options, convertible notes, and warrants outstanding were excluded from the calculation of diluted loss per share because such amounts were antidilutive.

Note 4 – Share Capital

Securities Offerings

Beginning in 2020, the Company commenced a public offering of units under the exemption from registration provided by Tier 2 of Regulation A. Each unit consists of two shares of Class A common stock of the Company and one warrant to purchase shares of Class A common stock. Through August 24, 2021, the purchase price of each unit was $6.00, and the exercise price of each warrant was $4.50 per share.

On August 25, 2021, the Company updated the terms of the units being offered in this Regulation A offering, offering the units at a price of $7.20 and the exercise price of the accompanying warrants was increased to $5.40 per share. Issued warrants are immediately exercisable and expire 18 months after their issuance date.

On May 19, 2022, the Company again updated the terms of the units it was offering under Regulation A. Beginning on this date, each unit was offered at a price of $12.00 and the exercise price of the accompanying warrant was $9.00 per share.

As of December 31, 2023, 1,459,304 warrants were exercised, and 3,760,301 warrants expired. There were 96,591 warrants outstanding as of December 31, 2023.

As of December 31, 2024, 1,457,465 warrants were exercised, 3,853,146 warrants expired, and 4,317 warrants were outstanding.

As of December 31, 2024, the Company had issued 12.1 million shares of Class A common stock and 5.3 million warrants. The Company has received cumulative proceeds of $33.1 million, net of issuance costs, through December 31, 2024, in connection with this offering.

The following table is a summary of the outstanding Class A common stock warrants at December 31, 2023 and 2024:

	Warrants at Exercise Price of $4.50	Warrants at Exercise Price of $7.20	Warrants at Exercise Price of $9.00	Total Warrants
Balance at January 1, 2023	137,889	344,080	19,291	501,259
Issued 2023	–	–	35,738	35,738
Expired during 2023	113,369	296,561	4,107	414,036
Exercised during 2023	24,520	47,519	–	72,039
Outstanding at December 31, 2023	–	–	50,922	50,922
Issued 2024	–	–	–	–
Expired during 2024	–	–	35,660	46,605
Exercised during 2024	–	–	–	–
Outstanding at December 31, 2024	–	–	15,262	4,317

Stock-Based Compensation

The following summarizes stock option activity for the year ended December 31, 2024:

	Number of Options	Exercise Price Range	Weighted-Average Exercise Price
Options outstanding at December 31, 2023 (1)	10,723,006	$0.024-2.22	$0.85
Granted	5,302,606	2.70	2.70
Canceled	46,874	2.16	2.16
Exercised	2	1.86	1.86
Options outstanding at December 31, 2024	15,978,736	$0.024-2.70	$1.46

________________

(1)	The number of options outstanding at December 31, 2023 has been revised from prior disclosures to correct for previously unaccounted for options resulting from a scrivener’s error.

Our board of directors grants options to our employees under the terms of our 2024 Stock Option Plan. Granted options are exercisable into shares of the Company’s Class B common stock, vest over four years, with an initial one-year cliff, and expire ten years from the vesting date.

The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model and relying on the following assumptions: (i) the estimated fair value of the underlying stock on the measurement date; (ii) the expected term in years; (iii) the expected volatility; and (iv) the discount rate.

Note 5 – Related Party Transactions

The following transactions occurred between related parties, therefore, there can be no guarantee that the terms, conditions, interest rates, or prices were transacted at an arm’s-length rate.

Aircraft Lease

On September 1, 2023, the Company and Cloud Transport Operations LLC (“Cloud Transport”) entered into a dry lease agreement (the “Dry Lease”) for a Cessna T210N Turbo Centurion plane. The Dry Lease allows the Company to lease the plane for $350 per hour and will cover insurance and maintenance costs. Rick Bentley (“Bently”), the Company’s Founder and then Chief Executive Officer, has an indirect ownership interest in Cloud Transport.

Additionally, effective September 1, 2023, the Company and Hydro Hash, Inc. (“HH”) entered into a side agreement related to the Dry Lease, pursuant to which HH agreed, in exchange for use of the plane, to cover 40% of the insurance and maintenance costs for the plane under the Dry Lease. Mr. Bentley is the Chairman and a significant stockholder of HH.

Issuance of Shares for Notes Receivable

On February 20, 2020, we issued 250,000 shares of Class A common stock to Mr. Bentley in exchange for a promissory note receivable in the principal amount of $6,000. The note receivable matures in February 2030 and bears interest at the rate of 1.86% per annum. As of December 31, 2024, this note has accrued interest totaling $543.38.

Data Center Lease

On January 1, 2024, we entered into a month-to-month lease agreement (the “Lease”) with HH to rent space for an additional data center. Under the terms of the Lease, we pay $1,800 per month for the rental of space, power and high-speed internet access. This is currently one-half the rate that we pay for equivalent services in our Santa Clara facility.

Note 6 – Reverse Stock Split

Our board of directors and stockholders each approved a 1-for-6 reverse stock split of all classes of the Company’s issued and outstanding capital stock. On October 24, 2024, we filed an amended and restated certificate of incorporation with the State of Delaware to immediately effectuate the Reverse Stock Split. All share and per share information are presented after giving effect to the Reverse Stock Split retrospectively for all periods presented.

Note 7 – Income Tax

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Net operating loss carryforwards	$6,769	$5,813
Research and development credits	431	355
Sec. 174 R&D capitalization	1,119	1,078
Fixed assets	32	39
Accruals and reserves	2	22
Stock compensation	1,078	595
Deferred tax assets	9,431	7,902

Fixed assets	–	–
Accruals and reserves	–	–
Intangibles	(125)	(106)
Deferred tax liability	(125)	(106)

Valuation allowance	(9,307)	(7,796)
Net deferred tax assets	$(1)	$–

As of December 31, 2024, we had net operating loss carryforwards of approximately $26,015,000 and $20,748,000 available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards begin expiring in 2034. The amount of federal net operating loss that does not expire is $25,145,000.

As of December 31, 2024, we had credit carryforwards of approximately $423,000 and $241,000 available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal R&D credit carryforwards begin expiring in 2039 and California credits carryforward indefinitely. Valuation allowances have been reserved, where necessary.

Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

On January 1, 2009, we adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the year. No liability related to uncertain tax positions is recorded on the financial statements.

As of December 31, 2023, and 2024, we had unrecognized tax benefits of $191,000 and $232,000, respectively.

The following table summarizes the activity related to our unrecognized tax benefits.

Balance at December 31, 2023	$191,000
Decreases related to prior year tax positions	2,000
Increases related to current-year tax positions	39,000
Balance at December 31, 2024	$232,000

Our tax years 2003-2024 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

Note 8 – Segment Reporting

We operate as one operating segment focused on cloud-based AI video surveillance and remote guarding security services. Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the CODM in deciding how to allocate resources and assess performance. Our CODM evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information supplemental to the information disclosed in these financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on net income as shown in our statement of operations. The CODM considers net income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since we operate as one operating segment, financial segment information, including profit or loss and asset information, can be found in these financial statements.

	Surveillance Segment
	Year Ended December 31,
(in thousands)	2024	2023
Revenue	$1,364	$607
Less:
Cost of goods sold	990	725
Research and development	1,266	1,719
Sales and marketing	1,813	2,270
General and Administrative	1,241	1,170
Non-cash expenses	2,245	3,115
Other (settlements, interest, etc.)	334	85

Segment net income (loss)	(6,535)	(9,007)

Reconciliation of profit or loss
Adjustments and reconciling items
Consolidated net income (loss)	$(6,535)	$(9,007)

Note 9 – Subsequent Events

Equity Financings

On November 25, 2024, we entered into a Securities Purchase Agreement, as amended by Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, and Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025 (the “Series 1 Equity Financing”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”) pursuant to the terms of which we agreed to issue and sell $6,300,000 of newly designated Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred”) and 720,000 pre-delivery shares to Streeterville. The Series 1 Equity Financing closed on January 29, 2025.

On March 21, 2025, we entered into a second Securities Purchase Agreement (the “Series 2 Securities Purchase Agreement” or “Series 2 Equity Financing”) with Streeterville pursuant to the terms of which we agreed to issue and sell up to $40,000,000 of newly designated Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred” and, together with the Series 1 Preferred, the “Preferred Stock”) to Streeterville. On March 25, 2025, at the initial closing of the Series 2 Equity Financing (the “Closing Date”), we issued and sold 4,500 shares of Series 2 Preferred to Streeterville, for an aggregate purchase price of $4,500,000.

Pursuant to the terms of the Series 2 Securities Purchase Agreement, Streeterville will also have, for a period ending on the later of (i) two years from the Closing Date, and (ii) the date on which it no longer holds any Preferred Stock, the right, but not the obligation, to reinvest up to an additional $4,000,000 into the Company in one or more tranches (of at least $100,000) at its election (the “Reinvestment Right”). The Reinvestment Right supersedes and replaces the reinvestment right granted to Streeterville in connection with the Series 1 Equity Financing. In addition, Streeterville will have the right, for a period ending six months after it no longer holds any Preferred Stock or is not otherwise owed any obligations from us, to participate in up to 30% of the amount sold in any debt or equity financing that we consummate (the “Participation Right”). The Participation Right supersedes and replaces the participation right granted to Streeterville in connection with the Series 1 Equity Financing.

Direct Listing

On January 30, 2025, we finalized the direct listing of our Class A common stock on the Nasdaq Capital market with the ticker symbol “CSAI.”

Management’s Evaluation

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statements were issued require potential adjustment to or disclosure in the financial statements and has concluded that all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

Pursuant to the terms of the “Series 2 Securities Purchase Agreement, Streeterville will also have, for a period ending on the later of (i) two years from the Closing Date, and (ii) the date on which it no longer holds any Preferred Stock, the right, but not the obligation, to reinvest up to an additional $4,000,000 into the Company in one or more tranches (of at least $100,000) at its election (the “Reinvestment Right”). The Reinvestment Right supersedes and replaces the reinvestment right granted to Streeterville in connection with the Series 1 Equity Financing. In addition, Streeterville will have the right, for a period ending six months after it no longer holds any Preferred Stock or is not otherwise owed any obligations from us, to participate in up to 30% of the amount sold in any debt or equity financing that we consummate (the “Participation Right”). The Participation Right supersedes and replaces the participation right granted to Streeterville in connection with the Series 1 Equity Financing.

Direct Listing

On January 30, 2025, we finalized the direct listing of our Class A common stock on the Nasdaq Capital market with the ticker symbol “CSAI.”

Management’s Evaluation

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statements were issued require potential adjustment to or disclosure in the financial statements and has concluded that all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective controls system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial transactions.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B. Other Information.

During the three months ended December 31, 2024, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule10b5-1trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance.

Board of Directors

We operate under the direction of our board of directors, the members of which are accountable to the Company and our stockholders as fiduciaries. Our current board members are James McCormick, our Chief Executive Officer, and Craig Johnson, Jeff Kirby, and Ruba Qashu, Jr., each of whom is independent.

Our Second Amended and Restated Certificate of Incorporation divides our board of directors into three classes, designated Class I, Class II and Class III. Ruba Qashu is our Class I Director, with a term expiring at our 2025 annual meeting, Jeff Kirby is our Class II director, with a term expiring at our 2026 annual meeting, and James McCormick and Craig Johnson are Class III directors, with terms expiring at our 2027 annual meeting.

The following table sets forth information about our directors as of the date of this Form 10-K:

Name	Age	Position
Class I Directors
Ruba Qashu (1)(2)(3)	52	Independent Director

Class II Directors
Jeff Kirby (1)(2)(3)	67	Independent Director

Class III Directors
Craig Johnson (1)(2)(3)	61	Independent Director
James McCormick	66	Chief Executive Officer and Chairman of the Board

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Ruba Qashu has served on our board of directors since April 2023. Ms. Qashu is a partner at Procopio, Cory, Hargreaves & Savitch LLP, where she has been employed since February 2025. Ms. Qashu’s specialty is capital markets and securities transactions. She has over 20 years of experience as securities counsel for public companies and a substantive history structuring complex transactions and providing strategic counseling. Ms. Qashu’s capital markets experience includes CMPOs, registered direct offerings and PIPEs. Ms. Qashu handles ‘34 Act reporting and advises regarding corporate governance, equity compensation plans and stockholder communications. Prior to joining Procopio LLP, she was a Partner at Barton LLP and Raines Feldman Littrell LLP. Previously, from 2011 through 2021, she was a Partner at Libertas Law Group. Ms. Qashu holds a B.A. in English Literature from UC Berkeley and a J.D. from Hastings College of Law (now UC Law San Francisco). She is admitted to practice law in the State of California.

Jeff Kirby has served on our board of directors since June 2024. Mr. Kirby is the Founder of Resource Management and Development, a real estate investment firm with a seasoned team of commercial real estate service experts founded by Mr. Kirby in 1993. With expertise in master-planned communities and commercial development, Resource Management and Development had roles in developing and managing over 20,000 residential lots in the Northern Nevada market as well as developing over 800,000 square feet of office space in the Reno, Nevada market. Mr. Kirby served as Chief Financial Officer of Avantair from 2004 to 2007. In Mr. Kirby’s more than 25 year-career, he has also consulted on investment and pension fund matters for several prominent trusts and funds, created and managed joint venture partnership business arrangements and involvement in funding and capital generation for private and publicly traded companies, and co-founded North Valley Holdings, the single largest producer of new water rights to municipal markets in Nevada and Northern California. Mr. Kirby received his B.A. in communication and B.S. in psychology from the University of Colorado, Boulder.

Craig Johnson Craig Johnson has served on our board of directors since June 2024. Mr. Johnson has over 30 years of experience in a variety of Sales Management, Business Development, Marketing, Operations, and General Management positions at large corporations like Honeywell, and various start up organizations. His industry expertise includes Industrial Automation, Building Automation, Technology, and Security. Mr. Johnson earned his Bachelors of Business Administration in Marketing and Management from the University of Wisconsin-Madison and his Masters in Business Administration in Marketing from DePaul University in Chicago. He currently sits on two small company boards, one non-profit board and served as a Reserve Officer in the Armed Forces.

James McCormick has served as a director since November 2021 and was appointed Chief Executive Officer in June 2024. Mr. McCormick has over 30 years of experience in finance, operations and administration, primarily in the high tech industry. He has been instrumental in raising over $1 billion in funds for companies in which he was involved, including IPO’s, sales to strategic investors, investments by VC’s and securities sales through the capital markets. He has been involved in numerous M&A activities, both on buy-side and sell-side transactions. His experience has ranged from managing start-up companies to complex, multi-national entities. From May 2019 to July 2022, Mr. McCormick has served as the Chief Operating Officer for LTA Research and Exploration, an aerospace research and development company building experimental and certified manned and remotely piloted airships. From October 2015 to May 2019, Mr. McCormick served as Chief Financial Officer of Global Equipment Services (GES), a company specializing in production process and test equipment design, manufacturing, and global services for the semiconductor and electronics product manufacturing industry. While acting as CFO, Mr. McCormick oversaw the acquisition of GES by Kimball Electronics in an approximately $50 million transaction. He has held CEO, CFO and COO positions at various other public and private companies including Crossing Automation (sold to Brooks Automation (BRKS)), Serious Energy, PodTech, iPrint Technologies (sold to Harland Clarke), Tandem Computers (sold to Hewlett Packard (HPE)) and UB Networks (sold to Alcatel). Mr. McCormick holds a BBA from the University of Toledo and a MBA from the University of Michigan.

Committees of our Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. Our board of directors may also establish other committees from time to time to assist the board of directors. The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. Each committee’s charter is available on our website at https://investor.cloudastructure.com. The inclusion of our website address in this Form 10-K does not incorporate by reference the information on or accessible through our website into this Form 10-K.

Audit Committee

The members of our audit committee are Craig Johnson, Jeff Kirby and Ruba Qashu. Jeff Kirby serves as the chairperson of the committee. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in Nasdaq rules and has sufficient knowledge in financial and auditing matters to serve on the audit committee. In addition, our board of directors has determined that each member of the audit committee meets the heightened independence requirements for audit committees required under Section 10A of the Exchange Act and related SEC and Nasdaq rules. Our board of directors has determined that Jeff Kirby is an “audit committee financial expert,” as defined under the applicable rules of the SEC.

The audit committee’s responsibilities include:

•	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;
•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our annual report on Form 10-K;
•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•	reviewing quarterly earnings releases.

Compensation Committee

The members of our compensation committee are Craig Johnson, Jeff Kirby and Ruba Qashu. Ruba Qashu serves as the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is “independent” as that term is defined in Nasdaq rules and is a “non-employee director” under Rule 16b-3 under the Exchange Act. In addition, our board of directors has determined that each member of the compensation committee meets the heightened independence requirements for compensation committee purposes under Section 10C of the Exchange Act and related SEC and Nasdaq rules. The compensation committee’s responsibilities include:

•	reviewing and approving our philosophy, policies and plans with respect to the compensation of our chief executive officer;
•	making recommendations to our board of directors with respect to the compensation of our chief executive officer and our other executive officers;
•	reviewing and assessing the independence of compensation advisors;
•	overseeing and administering our equity incentive plans;
•	reviewing and making recommendations to our board of directors with respect to director compensation; and
•	preparing the compensation committee reports required by the SEC, including our “compensation discussion and analysis” disclosure.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Craig Johnson, Jeff Kirby and Ruba Qashu. Craig Johnson serves as the chairperson of the committee. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in Nasdaq rules. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;
•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by shareholders;
•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•	identifying and screening individuals qualified to become members of the board of directors;
•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•	overseeing the evaluation of our board of directors and management.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Conduct

We have adopted a written code of business conduct and ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our code is available on our website at www.cloudastructure.com. The inclusion of our website address in this Form 10-K does not incorporate by reference the information on or accessible through our website into this Form 10-K.

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures included in our Code of Business Conduct and Ethics governing the purchase, sale or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any Nasdaq listing standards applicable to the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and individuals who beneficially own more than 10% of our Class A common stock to file reports of ownership and changes in ownership of our securities with the SEC on Forms 3, 4 and 5. Based solely on a review of the copies of such reports filed with the SEC, we believe that all reporting individuals complied with their filing obligations under Section 16(a) on a timely basis, except as described below.

In connection with our initial registration of securities under Section 12 of the Exchange Act, every reporting person was required to file Form 3 reports on January 29, 2025, the effective date of our registration statement, as amended (Registration No. 333-282038). The following individuals did not timely file their Form 3 reports: James McCormick, Ruba Qashu and Richard Bentley. We continue to monitor our internal procedures to facilitate timely filings in accordance with SEC requirements.

Item 11. Executive Compensation.

Executive Officers

The following table sets forth information about our executive officers as of the date of this Form 10-K:

Name	Age	Position
James McCormick	66	Chairman of the Board and Chief Executive Officer
Greg Smitherman	61	Chief Financial Officer
Gregory Rayzman	62	Chief Technology Officer
Lauren O’Brien	60	Chief Revenue Officer

James McCormick’s biography is set forth above under the heading “Board of Directors.”

Greg Smitherman Greg Smitherman has served as our Chief Financial officer since October 2021. Mr. Smitherman is a hands-on financial executive with over 20 years of M&A and venture capital experience and 10 years of operating experience. Prior to joining the Company, Mr. Smitherman served as Chief Financial Officer of Accelergy Corporation, a producer of specialty chemicals for industrial, food, pharmaceutical, and oil and gas markets, from February 2013 to October 2021. In this position, he managed the company’s financials, and was actively involved in developing and executing on the company’s fundraising strategy and joint venture negotiations, where he oversaw closing on over $20 million in funding. Mr. Smitherman brings extensive tactical, strategic and business planning experience in building and growing companies in multiple industries. He is experienced in successfully managing large and small teams in time-sensitive environments, and has had active roles in M&A transactions, fundraising efforts, and in navigating four companies undergoing IPOs. Mr. Smitherman received his BS in Aerospace Engineering from the University of Michigan, and his MBA from the University of Chicago.

Gregory Rayzman Gregory Rayzman has served as our Chief Technology Officer since 2015 and originally joined the Company in 2004. From April 2015 to present, Mr. Rayzman has also served as Chief Technology Officer and Chief Data Architect of SteppeChange, leading various telecom, finance and security projects. Mr. Rayzman is a seasoned technologist and well recognized name in Silicon Valley. His expertise in Big Data and database architecture is sought by several emerging and well-established companies like Apple, where he provided pivotal leadership in designing and developing massively scalable and database backed infrastructures from 2013 to 2015. From May 2010 to March 2015, Mr. Rayzman worked at TheFind, developing a shopping search engine with relevancy and popularity algorithm. TheFind was acquired by Facebook in 2015. Prior to that, Mr. Rayzman served as Chief Data Architect of a forward-looking company NebuAd from 2006 to 2009, where he developed behavior targeting advertising systems based on the aggregate data. He was previously a founding engineer and Chief architect for ITM Software, acquired by BMC. Mr. Rayzman also served as CTO for Claridyne Inc., an IT infrastructure and integration company. Mr. Rayzman was founding engineer and Director of Software Engineering for Annuncio Inc., acquired by PeopleSoft (now Oracle). Mr. Rayzman holds both Bachelor and Master’s degrees in Computer Science from Moscow University and completed his postdoctoral education in Applied Mathematics at the Academy of Science before moving to the United States.

Lauren O’Brien, Chief Revenue Officer joined the Company in April 2021 and has served as our Chief Revenue Officer since May 2022. Lauren has over 20 years of executive experience in a variety of sales, sales management, marketing, operations and general management roles. Prior to joining the Company, Lauren most recently served as Chief Operating Officer of VentureBeat, a leading enterprise AI publication. Lauren joined VentureBeat in March 2017, initially serving as VP of Operations, and then as Chief Operating Officer, where she led the company to profitability for the first time in its history while driving sales to double digit growth year over year. Lauren still serves as a Board Advisor to VentureBeat. From 2002 to 2017, she served as Chief Executive Officer of Shift Communications and Consulting, a leading consulting firm providing strategic consulting services to businesses to accelerate growth and improve operations. There, she was directly responsible for driving sales, and delivering strategic consulting services to C-level clients, and often was hired in executive roles for early-stage companies. Ms. O’Brien has extensive experience in sales, marketing and go-to-market strategy building for Cloud-based startups. Ms. O’Brien also led the product strategy team for a $100 million CRM company where she was instrumental in securing enterprise sales with the company’s first cloud-based CRM product. Ms. O’Brien has an MBA in Marketing and Finance from University of California, Berkeley and a Bachelor’s Degree from the University of Vermont.

Executive Compensation

Our named executive officers, consisting of our principal executive officer, former principal executive officer, and our next two most highly compensated executive officers who were serving as an executive officer as of December 31, 2024, for the fiscal year ended December 31, 2024, were:

•	James McCormick, Chief Executive Officer and Director;
•	Sheldon Richard Bentley, former Chief Executive Officer and former Director;
•	Greg Smitherman, Chief Financial Officer; and
•	Gregory Rayzman, Chief Technology Officer.

Summary Compensation Table

The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended December 31, 2024 and 2023:

Name and Position	Year	Salary (2) ($)	Bonus (3) ($)	Option Awards(4) ($)	Total ($)
James McCormick (1)	2024	43,333	40,000	2,434,432	2,517,765
Chief Executive Officer and	2023	–	–	–	–
Chairman of the Board of Directors

Sheldon Richard Bentley (5)	2024	185,966	95,000	2,200,000	2,480,966
Former Chief Executive Officer and	2023	322,500	–	–	322,500
former Director

Greg Smitherman	2024	161,667	60,000	506,001	727,688
Chief Financial Officer	2023	262,500	–	–	262,500

Gregory Rayzman	2024	158,333	–	616,000	774,333
Chief Technology Officer	2023	235,000	–	–	235,000

(1)	On June 1, 2024, Mr. McCormick agreed to serve as our President on a part-time basis in addition to continuing to serve as a member of our board of directors. On June 24, 2024, we entered into an employment agreement with Mr. McCormick to serve as our Chief Executive Officer, effective June 29, 2024. During the fiscal year ended December 31, 2023, and through May 31, 2024, Mr. McCormick served as a nonexecutive member of our board of directors, for which he earned the compensation reflected in the “Director Compensation” table set forth below.
(2)	On September 1, 2024, each of our named executive officers entered into a Voluntary Reduction in Wages Agreement (the “Wage Reduction Agreement”), designed to allow us to conserve cash during the pendency of our direct listing. Pursuant to the terms of the Wage Reduction Agreement salaries were reduced to $2,916.67 per month, or $35,000 per annum, until such time as we raised $2,000,000 in new equity financing (the “Deferral Period”), at which point salaries would be restored to prior levels. In addition, the Wage Reduction Agreement provided that if we raised $4,000,000 in new equity financing, the named executed officer would receive a stay bonus equal to the difference between the monthly salary they would have received prior to entering into the Wage Reduction Agreement and the reduced monthly salary that they did receive during the Deferral Period, multiplied by 1.5. On November 25, 2024, we entered into a Securities Purchase Agreement, as amended by Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, and Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025 (the “Series 1 Equity Financing”), with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we agreed to issue and sell to Streeterville $6,300,000 of a newly designated series of Series 1 Convertible Preferred Stock, par value $0.0001 per share and 720,000 pre-delivery shares (the “Pre-Delivery Shares”). The Series 1 Equity Financing closed on January 29, 2025.
(3)	Our Compensation Committee awarded our named executive officers 2024 bonuses in March of 2025, to be paid in equal biweekly installments through December 31, 2025.
(4)	Amounts in this column reflect the aggregate grant date fair value of the option awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The assumptions used in calculating the grant date fair value of the option awards reported in this column are set forth in Note 4 to our audited financial statements included in Part II of this Form 10-K. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the option, the exercise of the option, or the sale of the common stock underlying the option.
(5)	Mr. Bentley resigned as our Chief Executive Officer and a member of our board of directors effective June 29, 2024.

Annual Base Salary

Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities.

Annual Bonus

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations and individual performance for each fiscal year. Our named executive officers are eligible to receive annual bonuses of up to a percentage of the applicable executive’s gross base salary based on performance metrics, as determined by our Compensation Committee.

The actual performance-based annual bonus paid, if any, has historically been calculated by multiplying the executive’s annual base salary, target bonus percentage, the percentage attainment of the corporate goals established by the Compensation Committee for such year, and the percentage attainment of individual goals. However, the Compensation Committee is not required to calculate bonuses in this manner and retains discretion in the amounts it awards and the factors it takes into consideration in determining bonus amounts. After the end of the year, the Compensation Committee reviews our performance against our goals and approves the extent to which our executives achieved each of our corporate and individual goals, as applicable, and, for each named executive officer, the amount of the bonus awarded.

Equity Compensation

We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives with the interests of our stockholders. We believe that equity awards are an important retention tool for our executive officers, as well as for our other employees.

We award equity awards broadly to our employees. Grants to our executives and other employees are made at the discretion of our board of directors and Compensation Committee.

Prior to December 31, 2024, we only granted stock option awards to acquire our Class B common stock because we believed they were an effective means by which to align the long-term interests of our executive officers with those of our stockholders. The use of stock options can also provide tax and other advantages to our executive officers relative to other forms of equity compensation. Going forward, however, we may introduce a mix of restricted stock units and other forms of equity compensation.

Other Benefits; Perquisites

All of our named executive officers are eligible to participate in our broad-based employee benefit plans, generally available to our full-time employees, including our medical, dental, vision, benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance and life insurance.

We maintain a 401(k) plan that provides eligible U.S. employees, including our named executive officers, with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain limits set forth in the Internal Revenue Code of 1986, as amended (the “Code”), which are updated annually. Currently, we do not make matching contributions or discretionary contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

We also provide all employees, including our named executive officers, with a $125 monthly cell phone stipend.

Employment Agreements with our Named Executive Officers

James McCormick

On June 24, 2024, we entered into an employment agreement with Mr. McCormick, effective June 29, 2024, pursuant to which Mr. McCormick serves as our Chief Executive Officer. The employment agreement is “at-will” and terminable by either party for any reason and with or without notice. Mr. McCormick was initially entitled to a base salary of $160,000, which increased to $295,000 after we closed the Series 1 Equity Financing. Mr. McCormick is eligible to participate in any annual performance bonus plans that we establish for similarly situated executives and eligible to participate in Company-sponsored benefits. In addition, all reasonable business expenses incurred in the ordinary course of business are reimbursable to Mr. McCormick in accordance with our standard policies and procedures.

Gregory Rayzman

On April 19, 2021, we entered into an employment agreement with Mr. Rayzman, pursuant to which Mr. Rayzman serves as our Chief Technology Officer. The employment agreement is “at-will” and terminable by either party for any reason and with or without notice. Mr. Rayzman was initially entitled to a base salary of $250,000, which decreased to $230,000 in 2023. Mr. Rayzman is eligible to participate in Company-sponsored benefits. In addition, all reasonable business expenses incurred in the ordinary course of business are reimbursable to Mr. Rayzman in accordance with our standard policies and procedures.

Greg Smitherman

On October 7, 2021, we entered into an employment agreement with Mr. Smitherman, pursuant to which Mr. Rayzman serves as our Chief Financial Officer. The employment agreement is “at-will” and terminable by either party for any reason and with or without notice, however, Mr. Smitherman is eligible to receive severance equal to 3 months’ salary if terminated without cause. Mr. Smitherman was initially entitled to a base salary of $300,000, which decreased to $225,000 in 2023. Mr. Smitherman is eligible to receive a 25% annual performance bonus upon terms to be negotiated between Mr. Smitherman and the Company. Mr. Smitherman is also eligible to receive equity compensation of approximately 2.5% of the Company. Mr. Smitherman is eligible to participate in Company-sponsored benefits. In addition, all reasonable business expenses incurred in the ordinary course of business are reimbursable to Mr. Smitherman in accordance with our standard policies and procedures.

Equity Compensation Plans

The following summarizes the material terms of our stock option plan.

Option Plans

On April 16, 2020, our board of directors adopted, and our stockholders approved, our Amended 2014 Stock Option Plan. On July 19, 2024, our board of directors amended and restated our Amended 2014 Stock Option Plan (the “2024 Stock Option Plan” and together with the Amended 2014 Stock Option Plan, the “Option Plans”) to extend its term and increase the number of shares of common stock available for issuance under the plan. In September 2024, our stockholders approved the 2024 Stock Option Plan by written consent. Through December 31, 2024, we have issued the equivalent of 5,917,418 options with a strike price of the equivalent of $0.024 per share, 4,517,302 options with a strike price of the equivalent of $1.86 per share, 183,076 options with a strike price of the equivalent of $2.16 per share, 58,334 options with a strike price of the equivalent of $2.22 per share, and the equivalent of 5,302,606 options with a strike price of the equivalent of $2.70 per share to employees and directors under the Option Plans. Generally, granted options are exercisable into shares of our Class B common stock, vest over four years, with an initial one-year cliff, and expire ten years from the vesting date.

As of December 31, 2024, there were the equivalent of 971,262 shares available for future issuance under the 2024 Stock Option Plan.

The foregoing description of the Amended 2014 Stock Option Plan and 2024 Stock Option Plan are qualified in their entirety by reference to the Amended 2014 Stock Option Plan and 2024 Stock Option Plan, copies of which are filed as Exhibits 10.1 and 10.2 hereto and incorporated by reference herein.

Outstanding Equity Awards on December 31, 2024

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
James McCormick	78,299	1,790,969	$1.86-2.70	January 2023 and June 2034
Gregory Rayzman	4,382,299	2,057,120	$0.024-2.70	April 2029 - June 2034
Greg Smitherman	1,179,418	633,335	$0.024-2.70	April 2029 - June 2034
Richard Bentley	685,277	498,057	$1.86-2.70	January 2032 - June 2034

Director Compensation

Non-employee Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2024 for their services as members of our board of directors. Prior to assuming the role of Chief Executive Officer on July 1, 2024, James McCormick served as a non-employee member of our board of directors and received the total compensation set forth in the table below in such role. Richard Bentley, our founder, former Chief Executive Officer and a former director, received no additional compensation for his service as a director. See the section titled “Executive Compensation” for more information on the compensation paid to or earned by Mr. Bentley as an employee for the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
James McCormick	7,000	–	–	7,000
Ruba Qashu	12,000	–	38,333	50,336
Jeff Kirby	6,000	–	–	6,000
Craig Johnson	6,000	–	6,000	12,000

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2023 for their services as members of our board of directors. Richard Bentley, our founder, former Chief Executive Officer and a former director, received no additional compensation for his service as a director. See the section titled “Executive Compensation” for more information on the compensation paid to or earned by Mr. Bentley as an employee for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
James McCormick	55,250	–	6,500	61,750
Ruba Qashu	7,500	–	–	7,500
Jeff Karras	37,500	–	1,500	39,000
Jeff Kirby	49,250	–	2,500	51,750

As of December 31, 2024, the non-employee members of our board of directors held the following aggregate number of unexercised options:

Name	Number of Securities Underlying Unexercised Options
James McCormick	125,000
Ruba Qashu	208,334
Jeff Kirby	9,375
Craig Johnson	118,500

Except as set forth above, no non-employee member of our board of directors held unexercised options or unvested shares of our Class A common stock or Class B Common Stock as of December 31, 2024.

As of December 31, 2023, the non-employee members of our board of directors held the following aggregate number of unexercised options:

Name	Number of Securities Underlying Unexercised Options
James McCormick	25,000
Ruba Qashu	41,667
Jeff Karras	8,334
Jeff Kirby	9,375

Except as set forth above, no non-employee member of our board of directors held unexercised options or unvested shares of our Class A common stock or Class B Common Stock as of December 31, 2023.

Non-Employee Director Compensation Policy

Our board of directors has adopted a non-employee director compensation policy. The policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee will be paid cash compensation from and after the completion of this offering as set forth below:

Position	Annual Retainer
Non-Employee Director	$12,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of March 21, 2025, by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our Class A common stock and Class B common stock;
•	each of our directors and named executive officers; and
•	all of our directors and named executive officers as a group

We have based percentage of beneficial ownership for the following table on 15,423,725 shares of Class A common stock, and 487,677 shares of Class B common stock outstanding as of March 21, 2025. In addition, in accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities issuable within 60 days of March 21, 2025. As such, shares of Class A common stock and Class B common stock issuable pursuant to options and warrants that may be exercised or settled within 60 days of March 21, 2025 are deemed to be outstanding for purposes of computing the percentage of the class beneficially owned by the person holding such securities but are not deemed to be outstanding for purposes of computing the percentage of the class beneficially owned by any other person.

Each share of our Class A common stock is entitled to one vote per share and each Class B common stock is entitled to 20 votes per share on all matters submitted to a vote of the stockholders, including the election of directors.

Except as otherwise indicated in the footnotes to the table set forth below, all persons listed have sole voting power and investment power, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership of their common stock. Unless otherwise indicated, the business address of each of the individuals and entities named below is c/o Cloudastructure, Inc., 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301.

	Shares Beneficially Owned
	Series 1 Convertible Preferred Stock†		Class A Common Stock		Class B Common Stock‡		Percentage of Total Voting
Name of Beneficial Owner	Number	%	Number	%	Number	%	Power §

Executive Officers and Directors
James McCormick (1)	–	–	–	–	93,751	16.1	7.0
Gregory Rayzman (2)	–	–	–	–	1,329,592	73.2	49.0
Greg Smitherman (3)	–	–	2	*	823,333	62.8	39.8
Lauren O’Brien (4)	–	–	–	–	736,512	60.2	37.1
Ruba Qashu (5)	–	–	–	–	61,633	11.2	4.7
Jeff Kirby (6)	–	–	–	–	9,375	1.9	*
Craig Johnson (7)	–	–	–	–	113,292	18.9	8.3
All executive officers and directors as a group (7 persons)	–	–	2	–	3,167,488	86.7	71.7

5% Stockholders
Streeterville Capital, LLC (8)	3,785	100	727,684	4.9	–	–	4.9
Sheldon Richard Bentley (10)	–	–	334	*	5,220,242	97.3	5
The Alpha Irrevocable Trust (11)	–	–	–	–	83,333	17.1	6.7

*	Represents beneficial ownership of less than 1%.
†	The Series 1 Preferred is convertible at any time by the holder into shares of Class A common stock by (i) multiplying the then-current Stated Value (as defined in the Certificate of Designations) by the number of Series 1 Preferred being converted, and (ii) dividing the resultant amount by the then-applicable Conversion Price (as defined in the Certificate of Designations).
‡	The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis, such that each holder of Class B common stock beneficially owns an equivalent number of shares of Class A common stock.
§	The percentage of total voting power represents voting power with respect to all shares of our Series 1 Preferred, Class A common stock and Class B common, as one class. Our Series 1 Preferred is entitled to vote on an as-converted basis with our shares of common stock. Each holder of our Class A common stock is entitled to one vote per share and each holder of our Class B common stock is entitled to 20 votes per share. Holders of our Series 1 Preferred, Class A common stock and Class B common stock will vote together as one class on all matters submitted to a vote of our stockholders, except as otherwise expressly provided in our Second Amended and Restated Certificate of Incorporation, Certificate of Designations, or as required by applicable law.
(1)	Includes 93,751 shares of Class B common stock issuable upon exercise of options which are exercisable within 60 days. The Company and Mr. McCormick have entered into a Lock-Up Agreement which prohibits Mr. McCormick from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Class A common stock issuable upon conversion of the Series 1 and the pre-delivery shares (collectively, the “Series 1 Equity Financing Shares”) and are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first.
(2)	Includes 1,329,592 shares of Class B common stock issuable upon exercise of options which are exercisable within 60 days. The Company and Mr. Rayzman have entered into a Lock-Up Agreement which prohibits Mr. Rayzman from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first. The Company and Mr. Rayzman have also entered into a Standstill Agreement pursuant to the terms of which Mr. Rayzman has irrevocably agreed that he will not acquire through purchase, by transfer or assignment or in any other manner, directly or indirectly, shares of common stock of the Company that would result in Mr. Rayzman owning in excess of 49% of the Company’s voting power.

(3)	Includes 2 shares of Class A common stock and 823,333 shares of Class B common stock issuable upon exercise of options which are exercisable within 60 days. The Company and Mr. Smitherman have entered into a Lock-Up Agreement which prohibits Mr. Smitherman from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first.
(4)	Includes 736,512 shares of Class B common stock issuable upon exercise of options which are exercisable within 60 days. The Company and Ms. O’Brien have entered into a Lock-Up Agreement which prohibits Ms. O’Brien from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first.
(5)	Includes 61,633 shares of Class B common stock issuable upon exercise of options which are exercisable within 60 days. The Company and Ms. Qashu have entered into a Lock-Up Agreement which prohibits Ms. Qashu from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first.
(6)	Includes 9,375 shares of Class B common stock issuable upon exercise of options which are exercisable within 60 days. The Company and Mr. Kirby have entered into a Lock-Up Agreement which prohibits Mr. Kirby from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first.
(7)	Includes 113,292 shares of Class B common stock issuable upon exercise of options which are exercisable within. The Company and Mr. Johnson have entered into a Lock-Up Agreement which prohibits Mr. Johnson from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first.
(8)	Includes (i) 720,000 pre-delivery shares issued to Streeterville pursuant to the terms of the Series 1 Securities Purchase Agreement, and (ii) 37,209 shares of Class A common stock held by or that may be issuable to Streeterville upon conversion of the Series 1 Preferred, subject to a 4.99% beneficial ownership limitation (the “Ownership Limitation”). Pursuant to the terms of the Certificate of Designations, the Company will not affect the conversion of any Series 1 Preferred if, after giving effect to such conversion, the holder thereof would, individually, beneficially own in excess of 4.99%, and, together with its affiliates, in excess of 9.99%, of the outstanding shares of Class A common stock on the conversion date. In addition, pursuant to the terms of the Certificate of Designations, in no event will a Series 1 Holder, together with its affiliates, be entitled to vote, on an as-converted basis and in the aggregate with respect to shares of common stock and preferred stock beneficially owned, more than 4.99% of the Company’s outstanding voting shares. In the absence of the Ownership Limitation, Streeterville would beneficially own additional shares of Class A common stock. The address of Streeterville is 297 Auto Mall Drive #4, St. George, Utah 84770. John M. Fife, President of Streeterville, has voting and investment power over these securities.
(9)	Common stock holdings consist of (i) 334 shares of Class A common stock, (ii) 340,372 shares of Class B common stock, and (iii) 5,220,242 shares of Class B common stock issuable upon exercise of options which are exercisable within 60 days. The Company and Mr. Bentley have entered into an Amended and Restated Lock-Up Agreement which generally prohibits Mr. Bentley from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first. Notwithstanding the foregoing, the Amended and Restated Lockup Agreement also provides that for each of the months of March, April, and May of 2025, 100,000 shares per month of Class A common stock will be released from lockup, but in no event may Mr. Bentley sell more than 5% of the prior day average daily trading volume (as reported by Nasdaq) in any one calendar day. The Company and Mr. Bentley have also entered into a Standstill Agreement pursuant to the terms of which Mr. Bentley has irrevocably agreed that he will not acquire through purchase, by transfer or assignment or in any other manner, directly or indirectly, shares of common stock of the Company that would result in Mr. Bentley owning in excess of 49% of the Company’s voting power. In addition, the Company and Mr. Bentley have entered into an Amended and Restated Voting Agreement pursuant to the terms of which Mr. Bentley has irrevocably agreed to abstain, directly or indirectly, from casting votes in excess 5% of the outstanding capital stock entitled to vote at any meeting of stockholders of the Company. The Company and Mr. Bentley have also entered into a Voting Agreement pursuant to the terms of which Mr. Bentley has irrevocably agreed, for as long as the Series 1 Preferred and Series 2 Preferred remain outstanding, to cast the maximum number of votes to which he is entitled to vote in accordance with the recommendations of the Company’s board of directors.
(10)	Consists of 83,333 shares of Class B common stock. The Company and The Alpha Irrevocable Trust (the “Trust”) have entered into a Lock-Up Agreement which prohibits the Trust from transferring or disposing of the shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first.

Item 13. Certain Relationships And Related Transactions, And Director Independence.

Transactions With Related Persons

The following is a summary of transactions or series of transactions since the January 1, 2023, or currently proposed transactions or series of transactions, to which we were, or will be, a party, in which the amount involved exceeded, or will exceed, $120,000, and in which any of our directors, executive officers, or to our knowledge, beneficial owners of 5% or more of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Aircraft Lease

On September 1, 2023, the Company entered into a dry lease of a Cessna T210N Turbo Centurion plane with Cloud Transport Operations LLC. Richard Bentley, the Company’s former Chief Executive Officer, has an indirect ownership interest in Cloud Transport Operations LLC. This agreement allows the Company to lease the plane for $350 per hour and will cover insurance and maintenance costs.

Additionally, effective September 1, 2023, the Company also entered into a side agreement related to the dry lease agreement with Hydro Hash, Inc., a company of which Mr. Bentley is Chairman and a significant stockholder. Hydro Hash, Inc. agreed, in exchange for use of the plane, to cover 40% of the insurance and maintenance costs for the plane under the dry lease agreement between the Company and Cloud Transport Operations LLC.

Issuance of Shares for Notes Receivable

On February 20, 2020, the Company issued 250,000 shares of Class A common stock to Mr. Bentley in exchange for a promissory note receivable for $6,000. The note receivable matures in February 2030 and bears interest at the rate of 1.86% per annum. As of December 31, 2024, this note accrued interest totaling $543.38.

On November 28, 2021, Mr. Bentley exercised options to purchase 550,000 shares of Class B common stock. On December 3, 2021, the Company loaned to Mr. Bentley $373,158.84 to pay withholding taxes related to the option exercise. The note representing such loan accrued interest at 2.0% per annum and had a maturity date of December 3, 2022. The note was secured by the 250,000 shares of Class B common stock held by Mr. Bentley. On October 13, 2022, Mr. Bentley entered into an agreement with the Company to surrender 190,479 shares of his Class B common stock to satisfy the remaining balance of the loan, including interest, in the aggregate amount of $354,289.87, which resulted in this note being repaid in full.

On October 13, 2022, the Company loaned Mr. Bentley $185,000 to pay income taxes related to the November 28, 2021 option exercise described above. The note representing such loan accrued interest at 3.4% per annum and had a maturity date of October 13, 2023. The note was secured by 359,522 shares of Class B common stock held by Mr. Bentley. On October 13, 2023, Mr. Bentley surrendered 102,483 shares of Class B common stock to pay off the remaining balance of the loan, including interest, in the aggregate amount of $190,618.07, which resulted in this note being repaid in full.

Director Independence

Our board of directors has determined that all members of our board of directors, except James McCormick, are independent directors for purposes of the rules of Nasdaq and the SEC. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant, including the beneficial ownership of our Class A common stock and Class B common stock by each non-employee director.

We believe that the composition and functioning of our board of directors and each of our committees is in compliance with all applicable requirements of Nasdaq and the rules and regulations of the SEC, subject to applicable phase-in periods for committees.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Bush & Associates CPA LLC, for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Audit Fees (1)	$52,500	$54,000
Tax Fees (2)	–	–
	$52,500	$54,000

(1)	Audit fees consist of fees for services related to the annual audit of our fiscal year 2024 and 2023 financial statements, reviews of our interim unaudited financial statements, and services that are normally provided in connection with statutory and regulatory filings and engagements
(2)	Tax fees consist of fees for professional services rendered during 2024 for 2023 state and federal tax compliance.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee charter, our audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the table above were approved by our audit committee. Our audit committee charter is available on our website, www.cloudastructure.com. The inclusion of our website address in this Form 10-K does not incorporate by reference the information on or accessible through our website into this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)       The following documents are filed as part of this Form 10-K:

(i)       Financial statements: See Item 8. Financial Statements and Supplementary Data.

(ii)       Financial statement schedules: Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(iii)       Exhibits: The following exhibits are filed with this Form 10-K:

Exhibit Number	Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	S-1/A	333-255424	3.1	October 24, 2024
3.2	Form of Certificate of Designations of Preferences and Rights of Series 1 Convertible Preferred Stock	S-1/A	333-282038	3.2	November 29, 2024
3.3	Certificate of Designations of Preferences and Rights of Series 2 Convertible Preferred Stock	8-K	001-42494	3.1	March 26, 2025
3.4	Bylaws of the registrant, as currently in effect	S-1/A	333-282038	3.2	September 26, 2024
4.1	Description of Securities (incorporated by reference to exhibits 3.1 through 3.4)
4.2	Form of Warrant	S-1/A	333-282038	4.2	September 26, 2024
10.1	Amended 2014 Stock Option Plan	S-1/A	333-282038	10.1	September 26, 2024
10.2	2024 Stock Option Plan	S-1/A	333-282038	10.2	October 24, 2024
10.3	Employment Agreement between Cloudastructure, Inc. and James McCormick, dated June 24, 2024	S-1/A	333-282038	10.3	October 24, 2024
10.4	Securities Purchase Agreement, dated November 25, 2024, between Cloudastructure, Inc. and Streeterville Capital, LLC	S-1/A	333-282038	10.6	November 29, 2024
10.5	Equity Purchase Agreement, dated November 25, 2024, between Cloudastructure, Inc. and Atlas Sciences, LLC	S-1/A	333-282038	10.7	November 29, 2024
10.6	Registration Rights Agreement, dated November 25, 2024, between Cloudastructure, Inc. and Atlas Sciences, LLC	S-1/A	333-282038	10.8	November 29, 2024
10.7	Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	S-1/A	333-282038	10.7	January 27, 2025
10.8	Amended and Restated Voting Agreement between Cloudastructure, Inc. and Rick Bentley, dated January 22, 2025.	S-1/A	333-282038	10.10	January 27, 2025
10.9	Form of Standstill Agreement between Cloudastructure, Inc., Rick Bentley and Gregory Rayzman	S-1/A	333-282038	10.11	January 27, 2025
10.10	Engagement Letter between Cloudastructure, Inc. and Maxim Group LLC, dated April 25, 2024	S-1	333-284717	10.12	February 6, 2025
10.11	Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	S-1/A	333-284717	10.13	February 13, 2025
10.12	Securities Purchase Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	8-K	001-42494	10.1	March 26, 2025
10.13	Registration Rights Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	8-K	001-42494	10.2	March 26, 2025
10.14	Placement Agency Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Maxim Group LLC	8-K	001-42494	10.3	March 26, 2025
10.15*	Amendment No. 3 to Securities Purchase Agreement, dated February 14, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC
10.16*	Voting Agreement between Cloudastructure, Inc. and Rick Bentley, dated March 24, 2025
14*	Code of Business Conduct and Ethics
19*	Insider Trading Policy (included in the Company’s Code of Business Conduct and Ethics)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Cloudastructure Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
#	Indicated management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025

CLOUDASTRUCTURE, INC.

By:	/s/ James McCormick
James McCormick
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Smitherman
Greg Smitherman
Chief Financial Officer
(Principal Financial Officer)

