Form 10-Q
period 2025-03-31
CLOUDASTRUCTURE, INC.
filed 2025-05-15
CIK 1709628

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42494

CLOUDASTRUCTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0690564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

228 Hamilton Rd., Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

(650) 644-4160
(Registrant’s telephone number, including area code)

NONE
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Class A Common Stock	CSAI	Nasdaq Capital Market

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2025
Class A Common stock	16,234,286
Class B Common Stock	487,677

CLOUDASTRUCTURE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CLOUDASTRUCTURE, INC.

Balance Sheets

(in thousands, except share and per share numbers)

	March 31,	December 31,
	(Unaudited)
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,897	$52
Accounts receivable	537	196
Inventory	265	249
Other current assets	203	38
Total current assets	7,902	535

Non-current assets:
Fixed assets, net	96	80
Intangible assets, net	–	–

TOTAL ASSETS	$7,998	$615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$461	$629
Accrued expenses	–	–
Preferred dividends payable	83	–
Deferred revenue	566	489
Total current liabilities	1,110	1,118

TOTAL LIABILITIES	1,110	1,118

Stockholders’ equity:
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 15,423,725 and 14,020,543 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	1
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 487,678 and 571,011 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	–	–
Preferred Stock, $0.0001 par value; 150,000 shares authorized; 8,285 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	–	–
Additional paid-in capital	50,254	40,351

Accumulated deficit	(43,369)	(40,856)
TOTAL STOCKHOLDERS’ EQUITY	6,887	(503)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,998	$615

See accompanying notes to the financial statements.

CLOUDASTRUCTURE, INC.

Statement of Operations

(in thousands, except share and per share numbers)

	Three Months Ended March 31,
	(Unaudited)
	2025	2024
Revenues	$738	$237
Cost of goods sold	407	253
Gross profit (loss)	330	(17)

Operating expenses:
General and administrative	713	334
Research and development	606	354
Sales and marketing	811	519
Non-cash expenses	636	397
Total operating expenses	2,766	1,603

Loss from operations	(2,436)	(1,620)

Other income/(expenses), net:
Interest income	9	43
Preferred dividends	(83)	–
State & sales taxes	(2)	–
SEC settlements	–	(140)

Net loss	$(2,513)	$(1,717)

Basic and diluted (loss) per share of Class A and Class B common stock	$(0.00017)	$(0.00012)

See accompanying notes to the financial statements.

CLOUDASTRUCTURE, INC.

Statements of Shareholders’ Equity (Deficit)

(in thousands, except share and per share numbers)

	As of March 31, 2025
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	14,020,543	$1	571,011	$–	–	$–	$40,351	$(40,857)	$(503)
Issuances of Class A, Class B, and Preferred shares, net of issuance costs	1,403,182	–	(83,334)	(0.0)	8,285	0.0	9,276	–	9,276
Stock-based compensation	–	–	–	–	–	–	627	–	627
Net loss	–	–	–	–	–	–	–	(2,513)	(2,513)
Balance as of March 31, 2025	15,423,725	$1	487,677	$(0)	8,285	$0	$50,254	$(43,369)	$6,887

See accompanying notes to the financial statements.

	As of March 31, 2024
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023	13,804,788	$8	753,857	$–	$38,994	$(34,321)	$4,682
Issuances of Class A and Class B shares, net of issuance costs	116,667	–	(79,388)	–	–	–	–
Stock-based compensation	–	–	–	–	278	–	278
Net loss	–	$–	–	–	–	(1,717)	(1,717)
Balance as of March 31, 2024	13,921,455	8	674,469	$–	$39,272	$(36,038)	$3,242

See accompanying notes to the financial statements.

CLOUDASTRUCTURE, INC.

Statements of Cash Flow

(in thousands)

	Three Months Ended March 31,
	(Unaudited)
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(2,513)	$(1,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	19
Stock-based compensation	627	278

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(341)	186
(Increase) Decrease in other current assets	(182)	52
Increase (Decrease) in accounts payable	(167)	111
Increase (Decrease) in accrued expenses	–	(39)
Increase (Decrease) in deferred revenue	77	91
Net Cash Used in Operating Activities	(2,484)	(1,019)

Cash Flows from Investing Activities
Purchase of fixed assets	(30)	(9)
Acquisition of intangible assets	–	–
	(30)	(9)

Cash Flows from Financing Activities
Proceeds from issuances of preferred shares	10,750	–
Preferred dividends payable	83	–
Registration statement filing costs	(1,474)	–
Net Cash Provided by Financing Activities	9,359	–

Net Change in Cash	6,845	(1,028)

Cash at Beginning of Period	52	4,042
Cash at End of Period	$6,897	$3,013

See accompanying notes to the financial statements.

CLOUDASTRUCTURE, INC.

Notes to the Interim Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Operations

Cloudastructure, Inc. (“Cloudastructure,” “we,” “us,” “our” or the “Company”) was formed on March 28, 2003, as a corporation organized under the laws of the State of Delaware and is headquartered in Palo Alto, California. We are a technology service provider that focuses on intelligent devices and software for physical security applications. Since inception, we have relied primarily on financing activities, including an offering under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”), and the sale of preferred stock, to fund our operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited condensed financial statements included within this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed financial statements contain all the adjustments necessary to present fairly our financial condition as of March 31, 2025 and December 31, 2024, and the results of operations for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month periods ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

CLOUDASTRUCTURE, INC.

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

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms. Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. We routinely assess our outstanding accounts receivable and recorded a reserve for estimated uncollectible accounts of $0 and $5,816 at March 31, 2025, and December 31, 2024, respectively.

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

Depreciation is provided using the straight-line method, based on useful lives of the assets, which range from three to five years depending on the asset type.

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

CLOUDASTRUCTURE, INC.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (the “CODM”) in deciding how to allocate resources and assess performance. We have one reportable segment focused on cloud-based AI video surveillance and remote guarding security services. Our CODM, who is our Chief Executive Officer, manages operations on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. For additional information on our segment reporting, see Note 7, Segment Reporting.

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

CLOUDASTRUCTURE, INC.

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

On November 25, 2024, we entered into a Securities Purchase Agreement (the “Equity Financing”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), upon the closing of which we will issue and sell to Streeterville $6,300,000 of newly designated Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred”) and 720,000 pre-delivery shares. We also entered into an Equity Purchase Agreement (the “Equity Purchase Agreement” or “Equity Line”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50,000,000 of our Class A common stock, par value $0.0001 per share (the “Class A common stock”), over the 24-month term of the Equity Line. For additional details regarding the Equity Financing and Equity Line, see Note 8 – Subsequent Events.

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

CLOUDASTRUCTURE, INC.

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

This standard became effective for the Company for the annual reporting period ended December 31, 2024, using the retrospective method. The adoption of this standard resulted in additional disclosure but did not have a material impact on our financial position or results of operations. See Note 7, Segment Reporting, for our updated segment presentation.

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

Note 3 – Basic and Diluted Loss Per Share

The number of shares used to calculate basic and diluted loss per share for the three-month periods ended March 31, 2025, and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Class A common stock	15,423,725	13,921,455
Class B common stock	487,678	674,469
Preferred stock	8,285	–
Total	15,919,688	14,595,924

For the three months ended March 31, 2025 and 2024, approximately 18.1 million and 13.6 million shares, respectively, issuable upon the exercise or conversion of stock options, convertible notes, and warrants outstanding were excluded from the calculation of diluted loss per share because such amounts were antidilutive.

Note 4 – Share Capital

Regulation A Equity Financings

Between 2020 and 2023, the Company sold units consisting of two shares of Class A common stock and one warrant to purchase one share of Class A common stock pursuant to Regulation A under the Securities Act (“Regulation A”). The warrants were immediately exercisable and expired 18 months from the date of issuance. Pursuant to these Regulation A offerings, the Company issued a total of 12.1 million shares of Class A common stock and 5.3 million warrants for aggregate gross proceeds of $38.9 million.

During the three months ended March 31, 2024, 1,459,730 warrants were exercised and 3,761,385 warrants expired, leaving 40,856 warrants outstanding as of March 31, 2024. During the three months ended March 31, 2025, no warrants were exercised and 4,317 warrants expired, leaving no warrants outstanding as of March 31, 2025.

CLOUDASTRUCTURE, INC.

The following table is a summary of the outstanding Class A common stock warrants at December 31, 2024 and March 31, 2025:

	Warrants at Exercise Price of $4.50	Warrants at Exercise Price of $7.20	Warrants at Exercise Price of $9.00	Total Warrants
Outstanding at December 31, 2024	–	–	15,262	4,317
Issued during first quarter 2025	–	–	–	–
Expired during first quarter 2025	–	–	15,262	4,317
Exercised during first quarter 2025	–	–	–	–
Outstanding at March 31, 2025	–	–	–	–

First Quarter 2025 Equity Financings

On November 25, 2024, we entered into a Securities Purchase Agreement, as subsequently amended on January 16, 2025, January 29, 2025, and February 14, 2025 (as amended, the “Series 1 Equity Financing”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we issued and sold 6,300 shares of our Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred”), and 720,000 shares of our Class A common stock to Streeterville. The Series 1 Equity Financing closed on January 29, 2025 and resulted in aggregate gross proceeds to the Company of $6.3 million.

On March 21, 2025, we entered into a second Securities Purchase Agreement (the “Series 2 Equity Financing”) with Streeterville pursuant to which we agreed to issue and sell up to $40,000,000 of our newly designated Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred” and, together with the Series 1 Preferred, the “Preferred Stock”) to Streeterville. On March 25, 2025, at the initial closing of the Series 2 Equity Financing (the “Closing Date”), we issued and sold 4,500 shares of Series 2 Preferred to Streeterville, for an aggregate purchase price of $4.5 million.

Pursuant to the terms of the Series 2 Equity Financing, Streeterville will also have, for a period ending on the later of (i) two years from the Closing Date, and (ii) the date on which it no longer holds any Preferred Stock, the right, but not the obligation, to reinvest up to an additional $4,000,000 into the Company in one or more tranches (of at least $100,000) at its election (the “Reinvestment Right”). The Reinvestment Right supersedes and replaces the reinvestment right granted to Streeterville in connection with the Series 1 Equity Financing. In addition, Streeterville will have the right, for a period ending six months after it no longer holds any Preferred Stock or is not otherwise owed any obligations from us, to participate in up to 30% of the amount sold in any debt or equity financing that we consummate (the “Participation Right”). The Participation Right supersedes and replaces the participation right granted to Streeterville in connection with the Series 1 Equity Financing.

During the three months ended March 31, 2025, Streeterville exercised its right to convert an aggregate of 2,515 shares of Series 1 Preferred into 310,461 shares of Class A Common Stock.

Stock-Based Compensation

The following summarizes stock option activity for the three months ended March 31, 2025:

	Number of Options	Exercise Price Range	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	15,978,736	$0.024 - 2.70	$1.46
Granted	112,500	2.7 - 6.75	5.25
Canceled	35,764	1.86 - 2.70	2.24
Exercised	–	–	–
Options outstanding at March 31, 2025	16,055,472	$0.024 - 6.75	$1.49

CLOUDASTRUCTURE, INC.

Our board of directors grants options to our employees under the terms of our Amended and Restated Stock Option Plan. Granted options are exercisable into shares of the Company’s Class B common stock, vest over four years, with an initial one-year cliff vesting, and expire ten years from the date of grant.

The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model and relying on the following assumptions: (i) the estimated fair value of the underlying stock on the measurement date; (ii) the expected term in years; (iii) the expected volatility; and (iv) the discount rate.

Note 5 – Related Party Transactions

The following transactions occurred between related parties; therefore, there can be no guarantee that the terms, conditions, interest rates, or prices were transacted at an arm’s-length rate.

Aircraft Lease

On September 1, 2023, the Company and Cloud Transport Operations LLC (“Cloud Transport”) entered into a dry lease agreement (the “Dry Lease”) for a Cessna T210N Turbo Centurion plane. The Dry Lease allows the Company to lease the plane for $350 per hour plus insurance and maintenance costs. Rick Bentley (“Bentley”), the Company’s Founder and its Chief Executive Officer at the time the Dry Lease was signed, has an indirect ownership interest in Cloud Transport. In addition, also effective September 1, 2023, the Company and Hydro Hash, Inc. (“HH”) entered into a side agreement related to the Dry Lease, pursuant to which HH agreed, in exchange for use of the plane, to cover 40% of the insurance and maintenance costs for the plane under the Dry Lease. Mr. Bentley is the Chairman and a significant stockholder of HH. On March 25, 2025, the Company exercised its right to cancel the Dry Lease by providing 120 days notification of termination.

Issuance of Shares for Note Receivable

On February 20, 2020, we issued 250,000 shares of Class A common stock to Mr. Bentley in exchange for a promissory note in the principal amount of $6,000. The note receivable matures in February 2030 and bears interest at the rate of 1.86% per annum. As of March 31, 2025, this note has accrued interest totaling $571.37.

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

CLOUDASTRUCTURE, INC.

Note 7 – Segment Reporting

We operate as one operating segment focused on cloud-based AI video surveillance and remote guarding security services. Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the CODM in deciding how to allocate resources and assess performance. Our CODM evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information supplemental to the information disclosed in these financial statements that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on net income as shown in our statement of operations. The CODM considers net income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since we operate as one operating segment, financial segment information, including profit or loss and asset information, can be found in these financial statements.

	Surveillance Segment
	Three Months ended March 31,
	2025	2024
Revenue	738	237
Less:
Cost of Goods Sold	407	253
Research & Development	606	354
Sales & Marketing	811	519
General & Administrative	713	334
Non-Cash Expenses	636	397
Other (settlements, interest, etc.)	77	97

Segment net income/(loss)	(2,513)	(1,717)

Reconciliation of profit or loss
Adjustments and reconciling items	–	–
Consolidated net income/(loss)	(2,513)	(1,717)

Note 8 – Subsequent Events

Equity Financings

On April 11, 2025, we drew down an additional $3.0 million per the terms of the Series 2 Equity Financing. We issued and sold 3,000 shares of Series 2 Preferred to Streeterville for an aggregate purchase price of $3,000,000. This investment resulted in a reduction of Streeterville’s reinvestment right from $4,000,000 to $3,000,000.

Subsequent to March 31, 2025, Streeterville exercised its right to convert an additional 3,060 shares of Series 1 Preferred into 810,561 shares of Class A Common Stock.

On April 3, 2025, the Company issued Streeterville 75 shares of Series 1 Preferred in dividends and 7 shares of Series 2 Preferred in dividends.

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

CLOUDASTRUCTURE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future”, “goal,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this report may include, but are not limited to, statements about:

•	the implementation of our business model and our strategic plans for our business, product, services and technology;
•	our commercialization and marketing capabilities and strategy;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•	the scope of protection that we able to establish and maintain for intellectual property rights covering our products, services and technology;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•	our ability to access additional financing to support our operations; and
•	the impact of new or existing laws and regulations on our business and strategy.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, but these forward-looking statements are not guarantees of future performance or development. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this report, whether as a result of any new information, future events, or otherwise.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report, including, among others, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K, as updated by information filed in our Forms 10-Q and Forms 8-K. A non-exhaustive summary of principal risk factors that make investing in our securities risky and may cause actual results to differ materially are set forth below:

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

CLOUDASTRUCTURE, INC.

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

CLOUDASTRUCTURE, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

Cloudastructure, Inc. (“Cloudastructure,” “we,” “us,” “our” or the “Company”) was formed under the laws of the State of Delaware on March 28, 2003. We provide an award-winning cloud-based artificial intelligence (“AI”) video surveillance and Remote Guarding (as described below) service built on AI and machine learning platforms.

We operated as a small Silicon Valley startup until early 2021 when we raised over $35 million in funding under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”). With these funds we quickly built a sales, marketing and support structure and achieved a degree of early success in the property management space. As of the date of this report, we have contracts in place with five of the top 10 property management companies on the National Multifamily Housing Council’s (“NMHC’s”) 2024 NMCH 50 list (Greystar Real Estate Partners, Avenue5 Residential, LLC, Cushman & Wakefield, BH Management Services, LLC and FPI Management, Inc.). Our cloud-based solutions allow our customers to provide real-time safety and security solutions for their properties, as well as easily manage security across all of their locations. As of the date of this report, we are focused on expanding into more of our existing top tier customer locations and acquiring additional customers in the property management (“proptech”) space, and we anticipate entering into additional markets in 2025 and 2026.

Our intelligent AI solution works by identifying objects (faces, license plates, animals, guns, etc.) in video footage so that property managers can quickly search for those objects. Additionally, our AI and Remote Guarding services provide a proactive response to crime. Remote Guarding combines video surveillance, AI analytics, monitoring centers, and security agents (“Remote Guarding”). Based on internal data comparing the total number of actual threatening activity alerts received by our Remote Guards, against all potentially suspicious and threatening activity alerts received by our Remote Guards, on average, from 2023 to the date of this report, our Remote Guarding services deterred over 97% of all threatening activity for our customers. We believe AI security delivers multiple benefits for many property owners, including, without limitation:

•	Deterring crime and improving overall safety;

•	Improving occupancy rates and rental rates; and

•	Reducing onsite guard costs and lowering insurance rates

As of the date of this report, we are the only seamless, cloud-based, AI surveillance and Remote Guarding solution on the market of which we are aware. We also believe that our solution is more affordable and easier to use than the various solutions that our competitors offer. Our Remote Guarding service bridges the line between AI and human intelligence. AI has the ability to monitor all cameras at the same time and all of the time, a task from which humans would fatigue. When the AI detects an event occurring, the Remote Guards are notified. The Remote Guards can then determine if escalation is required. With real-time human intervention, our Remote Guarding service can turn video surveillance from a forensic tool, used after a crime has been committed, into a real time crime prevention tool. This has the potential to greatly increase value for our customers.

CLOUDASTRUCTURE, INC.

Components of Results of Operations

Net Revenues

Our net revenues primarily consist of revenues generated from subscriptions to our core business services (cloud video surveillance and remote guarding), revenues generated from hardware sales, and revenue generated from installation services.

We bill cloud video surveillance and remote guarding according to the number of camera views. Hardware mainly includes cloud video recorders, surveillance cameras, and horn speakers kept in inventory. Installation services include the labor needed to set in place said hardware and software.

We recognize revenue when a customer obtains control of promised goods or services. Typically, our customers pay up front annually for our services and sign subscription and remote guarding agreements governing the terms of service. In those instances, revenue is recognized ratably over the period that commences on the subscription start date and ending on the date the subscription term expires. Some of our customers require monthly billing arrangements, in which case revenue is recognized on a monthly basis. Revenue generated from sales of hardware is generally recognized at time of delivery. Revenue generated from installation services is generally recognized at the completion of the professional services.

Cost of Goods Sold

Cost of goods sold primarily consists of hosting costs, the costs of equipment sold, installation costs and the costs of the operations department.

Operating Expenses

Operating expenses consist of general and administrative expenses, which are primarily salaries, professional fees, consulting costs and expenses related to the administrative functions of the Company, research and development expenses, which consist primarily of product development costs and salaries, and sales and marketing expenses, which represent public relations, advertising and direct marketing costs, as well as the associated personnel costs.

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

Net Revenues

The majority of our net revenues for the three months ended March 31, 2025 were comprised of subscription revenue generated from our core business services (cloud video surveillance and remote guarding) and hardware sales.

Total revenue increased $501,148, or 212%, from $236,677 for the three months ended March 31, 2024 compared to $737,825 for the three months ended March 31, 2025. This increase is due to our having 38% more locations using our services during the three months ended March 31, 2025 compared to the same period in 2024. Cloud video surveillance subscriptions increased by 79%, remote guarding increased by 164%, hardware sales increased by 241%, and installation labor sales and other sales increased by 397% over the same period in 2024.

Following the end of the first quarter, we secured a new customer contract that is expected to result in our receipt of non-recurring revenue from the customer of $382,259 in 2025 and annual recurring revenue of $74,519 as long as the contract remains in effect. As is generally the case with our customer contracts, the contract is cancellable by the customer or us at any time.

CLOUDASTRUCTURE, INC.

The following table summarizes our revenue by service line:

	Three Months Ended March 31,
	2025	2024
Cloud Video Surveillance	$115,396	$64,296
Remote Guarding	105,143	39,808
Hardware	311,239	91,153
Other (installation, door subscriptions, etc.)	206,047	41,420
	$737,825	$236,677

Cost of Goods Sold

Our cost of goods sold increased $154,242, or 61%, from $253,232 for the three months ended March 31, 2024 compared to $407,473 for the three months ended March 31, 2025. This increase was the result of increased sales and completion of more installation projects in the three months ended March 31, 2025 compared to the same period in 2024, partially offset by a decrease of 30% in hosting and data center bandwidth costs, which decrease resulted from our movement of certain hosting services from a third party provider to a data center we operate. Going forward, we expect our hosting and data center bandwith costs to increase with our revenues. Remote guarding costs increased by 104%, hardware costs increased by 252%, and installation labor costs increased by 35% over the same period in 2024.

The following table summarizes our cost of goods sold:

	Three Months Ended March 31,
	2025	2024
Hosting and Data Center Bandwidth	$60,049	$85,205
Remote Guarding	43,684	21,363
Hardware	172,130	48,835
Installation Labor	131,611	97,829
	$407,473	$253,232

Operating Expenses

Our operating expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
General and administrative	$713	$334
Research and development	606	354
Sales and marketing	811	519
Non-cash expenses (stock comp, depreciation, bad debt, etc.)	636	397
	$2,766	$1,603

CLOUDASTRUCTURE, INC.

General and administrative expenses increased by 114% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an increase of $323,000 in payroll derived from a one-time bonus paid to employees to compensate for the salary reductions in 2024, an increase of $87,250 in consulting services, and smaller increases in insurance costs, travel expenses and facility related expenses. Professional services decreased by $62,000.

Research and development (“R&D”) expenses increased by 71% for the three months ended March 31, 2025 compared to the same period in 2024. Payroll increased by $237,000 derived from a one-time bonus paid to employees to compensate for the salary reductions in 2024, and consulting services increased by $16,000.

Sales and marketing expenses increased by 56% for the three months ended March 31, 2025, compared to the sales and marketing expenses incurred during the three months ended March 31, 2024. This increase in sales and marketing expenses was due to an increase in payroll of $207,000 derived from a one-time bonus paid to employees to compensate for the salary reductions in 2024, and an increase of $105,000 in advertising and marketing expenses. These increases were partially offset by decreases in travel and entertainment expenses, equipment related expenses, and software related costs.

Non-cash expenses increased by 60% for the three months ended March 31, 2025 compared to the same period for 2024. This increase is primarily due to an increase of $350,000 in stock option expense, partially offset by a decrease in bad debt expense of $106,000.

Net Loss

As a result of the foregoing, the Company had a net loss of $2.5 million for the three months ended March 31, 2025, compared to net loss of $1.7 million for the three months ended March 31, 2024, a loss increase of approximately 46% for the current period compared to the prior period. Gross profit increased by approximately 1,995%. Gross profit was $330,352 for the three months ended March 31, 2025. For the three months ended March 31, 2024, there was a negative gross profit of $16,555.

Off-Balance Sheet Arrangements

As of the date of this report, we have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Overview

From inception, we have funded our operations principally through the net proceeds from sales of our capital stock and to a lesser extent from cash flows generated from operating activities.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) operating activities	$(2,484)	$(1,019)
Net cash (used in) investing activities	(30)	(9)
Net cash provided by financing activities	9,359	$–
Cash and cash equivalents at end of period	$6,845	$(1,028)

CLOUDASTRUCTURE, INC.

Operating Activities

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

Net cash used in operating activities for the three months ended March 31, 2025 was $2.5 million, which reflects our net loss of $2.5 million and increases in accounts receivable of $340,751, inventory of $16,638, prepaid expenses of $165,381, and deferred revenue of $76,654. Accounts payable decreased by $167,095, and the rest was offset by $627,106 of stock compensation expense and $14,538 of depreciation expense.

Investing Activities

Our investing activities have consisted primarily of business combinations and the purchases of assets and equipment. We have invested in assets and equipment to support our headcount growth.

Net cash used in investing activities for the three months ended March 31, 2025 was approximately $30,000, which was entirely attributable to purchases of fixed assets, primarily consisting of colocation equipment for our data center.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2025 was $9.4 million compared to approximately $0 for the same period in 2024. This increase in cash provided by financing activities is principally attributed to $10.8 million from the issuance of preferred shares, and $83,433 declared in preferred dividends, reduced by approximately $1.5 million in issuance costs.

On January 29, 2025, we received gross proceeds of $6.3 million through the sale of shares of our Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred) and 720,000 shares of our Class A common stock to Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to the terms of a Securities Purchase Agreement we entered into with Streeterville on November 25, 2024, as subsequently amended (the “Series 1 Purchase Agreement”).

On March 25, 2025, we received gross proceeds of $4.5 million through the sale of shares of our Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred) to Streeterville, pursuant to the terms of a Securities Purchase Agreement we entered into with Streeterville on March 21, 2025 (the “Series 2 Purchase Agreement”).

See Note 4 to the condensed unaudited financial statements included within this report for additional information regarding the Series 1 Purchase Agreement and the Series 2 Purchase Agreement.

On April 3, 2025, pursuant to the respective terms of our Series 1 Preferred shares and our Series 2 Preferred shares, we issued Streeterville an additional 75 shares of Series 1 Preferred and an additional 7 shares of Series 2 Preferred as dividend payments.

CLOUDASTRUCTURE, INC.

Funding Requirements

We anticipate incurring additional losses for the foreseeable future, and we may never become profitable. We expect our operating expenses to continue to increase as we expand our business, particularly as we continue development of our existing and new products and services. In addition, we expect to continue to incur additional costs and expenses associated with being a public company.

As of March 31, 2025, we had approximately $6.9 million of cash on hand and approximately $6.8 million of working capital. We currently expect our current cash will be sufficient to fund operations through at least the first quarter of 2026; however, it is possible we will need additional funding during that period if we are unable to sustain or grow our current revenues or if our expenses increase more than currently anticipated. The Series 2 Purchase Agreement described above gives us the ability to sell additional shares of our Series 2 Preferred to Streeterville, subject to the satisfaction or waiver of several significant conditions set forth in such Series 2 Purchase Agreement. In addition, we have entered into an Equity Purchase Agreement with Atlas Sciences, LLC that gives us the ability to sell shares of our Class A common stock to Atlas Sciences, subject to the satisfaction or waiver of several significant conditions set forth in such Equity Purchase Agreement.

We currently anticipate that the Series 2 Purchase Agreement and/or the Equity Purchase Agreement will provide us the necessary funding to continue our operations for the next 12 months; however, our ability to sell additional shares of our capital stock pursuant to the Series 2 Purchase Agreement and/or the Equity Purchase Agreement is subject to a number of conditions, many of which are out of our control. As a result, there is no assurance that we will be able to sell additional shares of our capital stock pursuant to either the Series 2 Purchase Agreement and/or the Equity Purchase Agreement. In that case, it would be necessary for us to seek alternative debt or equity financing to fund our operations; however, such alternative financing may only be available at a price and on terms and conditions that would have a material adverse effect on our results of operations and financial condition or may not be available at all.

The condensed unaudited financial statements included within this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We have incurred operating losses and negative cash flows from operations since inception. As of March 31, 2025, we had an accumulated deficit of approximately $43.4 million. Management expects to continue to incur operating losses and negative cash flows for the foreseeable future.

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

During the three months ended March 31, 2024, we had an outstanding obligation to the SEC pursuant to the terms of a final settlement reached with the SEC on September 27, 2023. See “Business—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional details regarding the settlement. This obligation was paid in full on August 9, 2024. We do not have any other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

CLOUDASTRUCTURE, INC.

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

Critical Accounting Estimates

Our accounting and recording policies are in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

CLOUDASTRUCTURE, INC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and as a result are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

CLOUDASTRUCTURE, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of March 31, 2025, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

This report should be read in conjunction with Part I - Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On January 29, 2025, the Company sold 6,300 shares of its Series 1 Preferred and 720,000 shares of its Class A common stock to Streeterville for aggregate gross proceeds of $6.3 million. This sale was not registered under the Securities Act, or the securities laws of any state, and was made in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The Series 1 Preferred shares are convertible into the Company’s Class A common stock at any time at an initial conversion price of $9.00 per share. The conversion price is subject to adjustment upon our issuance of warrants, options, or other rights to acquire Class A common stock at a lower price and upon the occurrence of certain Trigger Events (defined below) or Events of Default (defined below). Upon the occurrence of a Trigger Event, the conversion price will be adjusted to (1) the lesser of $9.00, or (2) the greater of (x) 85% of the lowest daily VWAP of our Class A common stock during the preceding 10 business day period, and (y) $1.00.

The Certificate of Designations for the Series I Preferred shares contains triggering events and events of default that are typical for preferred shares of this type, including but not limited to, if (i) we receive notice of non-compliance with Nasdaq’s listing requirements, (ii) our average market capitalization falls below $75.0 million in any 10 business day period, or (iii) our stockholder equity falls below $2.5 million, we have a net loss greater than $1.0 million, or net sales of less than $0.5 million in any quarter beginning with the first quarter of 2025 (each of (i) through (iii), a “Trigger Event”), (iv) if we fail to fully comply with any covenant, obligation or agreement or fail to pay any amount when due and payable, and such failure is not cured within the applicable cure period, or (v) upon the occurrence of any bankruptcy, insolvency or similar event (each of (iv) and (v), an “Event of Default”).

Notwithstanding the foregoing, we will not give effect to any conversion of Series 1 Preferred to the extent that, following such conversion, the holder individually (without aggregating with its affiliates) would beneficially own in excess of 4.99% of our outstanding Class A common stock (the “Maximum Percentage”); provided, that the Maximum Percentage for a holder of Series 1 Preferred together with such holder’s affiliates will be 9.99%. The Maximum Percentage is enforceable, unconditional, and non-waivable and shall apply to all affiliates and assigns of each holder of the Series 1 Preferred.

The foregoing description of the Series 1 Equity Financing is qualified in its entirety by reference to the Series 1 Equity Financing, filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2024.

CLOUDASTRUCTURE, INC.

In addition, on March 21, 2025, the Company sold 4,500 shares of its Series 2 Preferred to Streeterville for aggregate gross proceeds of $4.5 million. Please see the Form 8-K filed by the Company with the SEC on March 26, 2025 for more information regarding this issuance of Series 2 Preferred shares.

(b)	Not applicable.

(c)	Issuer purchases of equity securities: None.

Item 5. Other Information.

Changes to Procedures for Security Holds to Recommend Nominees to the Company’s Board of Directors

During the quarter ended March 31, 2025, no material changes occurred with respect to the procedures by which the Company’s security holders may recommend nominees to the Company’s board of directors.

Adoption or Termination of Rule 10b5-1 or non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.7 to our Amendment No. 9 to Form S-1 on Form S-1/A filed January 27, 2025).

10.2	Amended and Restated Voting Agreement between Cloudastructure, Inc. and Rick Bentley, dated January 22, 2025 (incorporated by reference to Exhibit 10.10 to our Amendment No. 9 to Form S-1 on Form S-1/A filed January 27, 2025).

10.3	Form of Standstill Agreement between Cloudastructure, Inc., Rick Bentley and Gregory Rayzman (incorporated by reference to Exhibit 10.11 to our Amendment No. 9 to Form S-1 on Form S-1/A filed January 27, 2025).

10.4	Engagement Letter between Cloudastructure, Inc. and Maxim Group LLC, dated April 25, 2024 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed February 6, 2025).

10.5	Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 on Form S-1/A filed February 13, 2025).

10.6	Securities Purchase Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed March 26, 2025).

CLOUDASTRUCTURE, INC.

10.7	Registration Rights Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 26, 2025).

10.8	Placement Agency Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 26, 2025).

10.9	Amendment No. 3 to Securities Purchase Agreement, dated February 14, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed March 31, 2025).

10.10	Voting Agreement, dated March 24, 2025, between Cloudastructure, Inc. and Rick Bentley (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed March 31, 2025).

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

CLOUDASTRUCTURE, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDASTRUCTURE, INC.

Date: May 15, 2025	By:	/s/ James McCormick
James McCormick
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Greg Smitherman
Greg Smitherman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

