Form 10-Q
period 2025-06-30
CLOUDASTRUCTURE, INC.
filed 2025-08-14
CIK 1709628

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2025
Class A Common Stock	17,891,370
Class B Common Stock	147,305

CLOUDASTRUCTURE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CLOUDASTRUCTURE, INC.

Balance Sheets

(in thousands, except share and per share numbers)

	June 30,	December 31,
	(Unaudited)
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,733	$52
Accounts receivable	496	196
Inventory	385	249
Other current assets	249	38
Total current assets	8,864	535

Non-current assets:
Fixed assets, net	198	80
Intangible assets, net	–	–

TOTAL ASSETS	$9,062	$615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$154	$629
Accrued expenses	–	–
Preferred dividends payable	194	–
Deferred revenue	654	489
Total current liabilities	1,002	1,118

TOTAL LIABILITIES	1,002	1,118

Stockholders’ equity:
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 17,441,920 and 14,020,543 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	1
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 147,305 and 571,011 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	–
Preferred Stock, $0.0001 par value; 150,000 shares authorized; 6,687 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	–	–
Additional paid-in capital	53,478	40,351
Accumulated deficit	(45,420)	(40,856)
TOTAL STOCKHOLDERS’ EQUITY	8,060	(503)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,062	$615

See accompanying notes to the financial statements.

CLOUDASTRUCTURE, INC.

Statement of Operations
(in thousands, except share and per share numbers)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024

Revenues	$1,090	$297	$1,828	$533
Cost of goods sold	686	189	1,094	442
Gross profit (loss)	404	108	734	92

Operating expenses:
General and administrative	636	390	1,349	723
Research and development	379	365	985	719
Sales and marketing	728	506	1,540	1,026
Non-cash expenses	581	590	1,217	987
Total operating expenses	2,324	1,852	5,091	3,455

Loss from operations	(1,921)	(1,743)	(4,356)	(3,363)

Other income/(expenses), net:
Interest income	73	31	82	74
Preferred Dividends	(162)	–	(285)	–
State & sales taxes	(1)	–	(4)	(1)
SEC settlements	–	(140)	–	(279)

Net loss	$(2,011)	(1,852)	$(4,564)	(3,569)

Basic and diluted (loss) per share of Class A and Class B common stock	$(0.14)	$(0.13)	$(0.31)	$(0.26)

See accompany notes to the financial statements.

CLOUDASTRUCTURE, INC.

Statements of Shareholders’ Equity (Deficit)
(in thousands, except share and per share numbers)

	Three Months Ended June 30, 2025
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2025	15,423,725	$1	487,677	$–	8,285	$–	$50,254	$(43,410)	$6,846
Issuances of Class A, Class B, and Preferred shares, net of issuance costs	2,018,195	1	(340,372)	–	(1,598)	–	2,668	–	2,668
Stock-based compensation	–	–	–	–	–	–	556	–	556
Net loss	–	–	–	–	–	–	–	(2,011)	(2,011)
Balance as of June 30, 2025	17,441,920	$2	147,305	$0	6,687	$–	$53,478	$(45,420)	$8,060

See accompanying notes to the financial statements.

	Three Months Ended June 30, 2024
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2024	13,921,455	8	674,469	$–	$39,272	$(36,038)	$3,242
Issuances of Class A and Class B shares, net of issuance costs	(4,370)	–	–	–	(51)	–	(51)
Stock-based compensation	–	–			540		540
Net loss	–	–	–	–	–	(1,852)	(1,852)
Balance as of June 30, 2024	13,917,085	$8	674,469	$–	$39,761	$(37,890)	$1,879

See accompanying notes to the financial statements.

CLOUDASTRUCTURE, INC.

Statements of Shareholders’ Equity (Deficit)
(in thousands, except share and per share numbers)

	Six Months Ended June 30, 2025
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	14,020,543	$1	571,011	$–	–	$–	$40,351	$(40,856)	$(503)
Issuances of Class A, Class B, and Preferred shares, net of issuance costs	3,421,377	1	(423,706)	–	6,687	–	11,944	–	11,945
Stock-based compensation	–	–	–	–	–	–	1,183	–	1,183
Net loss	–	–	–	–	–	–	–	(4,564)	(4,564)
Balance as of June 30, 2025	17,441,920	$2	147,305	$–	6,687	$–	$53,478	$(45,420)	$8,060

See accompanying notes to the financial statements.

	Six Months Ended June 30, 2024
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023	13,804,788	$8	753,857	$–	$38,994	$(34,321)	$4,682
Issuances of Class A and Class B shares, net of issuance costs	112,297	–	(79,388)	–	(51)	–	(51)
Stock-based compensation	–	–	–	–	818	–	818
Net loss	–	–	–	–	–	(3,569)	(3,569)
Balance as of June 30, 2024	13,917,085	$8	674,469	$–	$39,761	$(37,890)	$1,879

See accompanying notes to the financial statements.

CLOUDASTRUCTURE, INC.

Statements of Cash Flow
(in thousands)

	Six Months Ended June 30,
	(Unaudited)
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(4,564)	$(3,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	38
Stock-based compensation	1,183	818

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(300)	152
(Increase) Decrease in other current assets	(349)	83
Increase (Decrease) in accounts payable	(474)	74
Increase (Decrease) in accrued expenses	–	55
Increase (Decrease) in deferred revenue	165	76
Net Cash Used in Operating Activities	(4,306)	(2,274)

Cash Flows from Investing Activities
Purchase of fixed assets	(150)	(16)
Acquisition of intangible assets	–	–
	(150)	(16)
Cash Flows from Financing Activities
Proceeds from issuances of Preferred shares	13,750	–
Increase in preferred dividends payable	285	–
S1 filing costs	(1,898)	(51)
Net Cash Provided by Financing Activities	12,137	(51)

Net Change in Cash	7,681	(2,341)

Cash at Beginning of Period	52	4,042
Cash at End of Period	$7,733	$1,701

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all the adjustments necessary to present fairly our financial condition as of June 30, 2025 and December 31, 2024, and the results of operations for the three-month periods and six-month periods ended June 30, 2025 and 2024. The results of operations for the six-month period ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms. Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. We routinely assess our outstanding accounts receivable and recorded a reserve for estimated uncollectible accounts of $7,235 and $5,816 at June 30, 2025, and December 31, 2024, respectively.

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

Liquidity

Our future needs for liquidity will depend on a variety of factors, including, without limitation, our ability to generate cash flows from operations and the timing and availability of net proceeds from any future financing activities that we may conduct. Economic uncertainty, fluctuating interest rates, market volatility, slowdowns in transaction volume, delays in financing from banks and other lenders and other negative trends may, in the future, adversely impact our ability to timely access potential sources of liquidity. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

On November 25, 2024, we entered into a Securities Purchase Agreement, as subsequently amended on January 16, 2025, January 29, 2025, and February 14, 2025, and as modified by a Waiver Agreement on April 1, 2025 (as amended and modified, the “Series 1 Equity Financing”), with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we issued and sold 6,300 shares of our Series 1 Convertible Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred”), and 720,000 shares of our Class A common stock to Streeterville. The Series 1 Equity Financing closed on January 29, 2025 and resulted in aggregate gross proceeds to the Company of $6.3 million.

On March 21, 2025, we entered into a second Securities Purchase Agreement, as supplemented by a Supplemental Terms Agreement dated April 11, 2025 and as modified by a Waiver Agreement dated April 11, 2025 (as supplemented and modified, the “Series 2 Equity Financing”) with Streeterville, pursuant to which we may issue and sell, subject to the terms and conditions of the Series 2 Securities Financing, up to $40.0 million of our Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred” and, together with the Series 1 Preferred, the “Preferred Stock”) to Streeterville at a price of $1,000 per share. On March 25, 2025, at the initial closing of the Series 2 Equity Financing, we sold 4,500 shares of Series 2 Preferred to Streeterville, for an aggregate purchase price of $4.5 million. On April 10, 2025, we sold an additional 3,000 shares of Series 2 Preferred Stock to Streeterville for an aggregate purchase price of $3.0 million.

On November 25, 2024, we also entered into an Equity Purchase Agreement, as modified by a Waiver Agreement dated April 11, 2025 (as modified, the “Equity Line”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50.0 million of our Class A common stock over the 24-month term of the Equity Line.

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

We believe that the Series 2 Equity Financing and the Equity Line, together with our cash on hand and anticipated cash flows from operations, will be sufficient to address any going concern uncertainties and will be sufficient to meet our liquidity and capital resource requirements to ensure that we are able to meet our obligations and continue operations for at least one year from the issuance date of these financial statements.

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

Note 3 – Basic and Diluted Loss Per Share

The number of shares used to calculate basic and diluted loss per share for the six-month periods ended June 30, 2025, and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Class A common stock	17,441,920	13,917,085
Class B common stock	147,305	674,469
Preferred stock	6,687	–
Total	17,595,912	14,591,554

For the six months ended June 30, 2025 and 2024, approximately 16.1 million and 14.3 million shares, respectively, issuable upon the exercise or conversion of stock options, convertible notes, and warrants outstanding were excluded from the calculation of diluted loss per share because such amounts were antidilutive.

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

The following table is a summary of the outstanding Class A common stock warrants at December 31, 2024 and June 30, 2025:

	Warrants at Exercise Price of $4.50	Warrants at Exercise Price of $7.20	Warrants at Exercise Price of $9.00	Total Warrants
Outstanding at December 31, 2024	–	–	15,262	4,317
Issued	–	–	–	–
Expired	–	–	15,262	4,317
Exercised	–	–	–	–
Outstanding at June 30, 2025	–	–	–	–

Preferred Stock Financings

On November 25, 2024, we entered into the Series 1 Equity Financing with Streeterville, pursuant to which we issued and sold 6,300 shares of our Series 1 Preferred, and 720,000 shares of our Class A common stock to Streeterville. The Series 1 Equity Financing closed on January 29, 2025 and resulted in aggregate gross proceeds to the Company of $6.3 million.

On March 21, 2025, we entered into the Series 2 Equity Financing with Streeterville pursuant to which we may issue and sell, subject to the terms and conditions of the Series 2 Equity Financing, up to $40.0 million of our Series 2 Preferred to Streeterville. On March 25, 2025, at the initial closing of the Series 2 Equity Financing, we issued and sold 4,500 shares of Series 2 Preferred to Streeterville, for an aggregate purchase price of $4.5 million.

Pursuant to the terms of the Series 2 Equity Financing, Streeterville will also have, for a period ending on the later of (i) March 25, 2027, and (ii) the date on which it no longer holds any Preferred Stock, the right, but not the obligation, to reinvest up to an additional $4.0 million into the Company in one or more tranches (of at least $100,000) at its election (the “Reinvestment Right”). The Reinvestment Right supersedes and replaces the reinvestment right granted to Streeterville in connection with the Series 1 Equity Financing. In addition, Streeterville will have the right, for a period ending six months after it no longer holds any Preferred Stock or is not otherwise owed any obligations from us, to participate in up to 30% of the amount sold in any debt or equity financing that we consummate (the “Participation Right”). The Participation Right supersedes and replaces the participation right granted to Streeterville in connection with the Series 1 Equity Financing.

On April 10, 2025, we sold an additional 3,000 shares of Series 2 Preferred to Streeterville for an aggregate purchase price of $3.0 million. Streeterville agreed that its remaining Reinvestment Right was reduced to $3.0 million following this sale of Series 2 Preferred.

During the six months ended June 30, 2025, Streeterville exercised its right to convert an aggregate of 6,375 shares of Series 1 Preferred into 1,465,608 shares of Class A common stock and an aggregate of 1,360 shares of Series 2 Preferred into 506,762 shares of Class A common stock. In addition, during the six months ended June 30, 2025, we issued Streeterville 75 shares of Series 1 Preferred and 7 shares of Series 2 Preferred as payment in kind of accrued dividends on the shares of Series 1 Preferred and Series 2 Preferred, respectively, held by Streeterville.

Equity Line Financing

On November 25, 2024, we also entered into an Equity Line with Atlas, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50.0 million of our Class A common stock over the 24-month term of the Equity Line. In consideration of Altas’s commitment to purchase shares pursuant to the Equity Line, we issued 143,472 shares of our Class A common stock to Atlas on February 6, 2025. On July 9, 2025, we issued an additional 229,662 shares of Class A common stock to Atlas pursuant to the Equity Line as a result of the decline in the market price of our Class A common stock since signing the Equity Line.

Stock-Based Compensation

The following summarizes stock option activity for the three months ended June 30, 2025:

	Number of Options	Exercise Price Range	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	15,978,736	$0.024 - 2.70	$1.46
Granted	562,500	1.86 - 6.75	6.40
Canceled	415,015	0.02 - 2.70	0.56
Exercised	–	–	–
Options outstanding at June 30, 2025	16,126,221	$0.024 - 6.75	$1.66

Our Board of Directors grants options to our employees under the terms of our Amended and Restated Stock Option Plan. Granted options are exercisable into shares of the Company’s Class A or Class B common stock, vest over four years, with an initial one-year cliff vesting, and expire ten years from the date of grant.

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

Issuance of Shares for Note Receivable

On February 20, 2020, we issued 250,000 shares of Class A common stock to Mr. Bentley in exchange for a promissory note in the principal amount of $6,000. The note receivable matures in February 2030 and bears interest at the rate of 1.86% per annum. As of June 30, 2025, this note has accrued interest totaling $599.36.

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

	Surveillance Segment		Surveillance Segment
	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Revenue	1,090	297	1,828	533
Less:
COGS	686	189	1,094	442
R&D	379	365	985	719
Sales & Marketing	728	506	1,540	1,026
G&A	636	390	1,349	723
Non Cash Expenses	581	590	1,217	987
Other (settlements, interest, etc.)	90	108	167	206

Segment net income/(loss)	(2,012)	(1,852)	(4,524)	(3,569)

Reconciliation of profit or loss
Adjustments and reconciling items	–	–	–	–
Consolidated net income/(loss)	(2,012)	(1,852)	(4,524)	(3,569)

Note 8 – Subsequent Events

Equity Financings

On July 2, 2025, pursuant to the terms of our Series 2 Preferred shares, we issued Streeterville an additional 163 shares of Series 2 Preferred as dividend payments.

India Subsidiary

The Company is in the process of establishing a wholly owned subsidiary in India. The subsidiary will run the Company’s remote guarding operations. This will enable the Company to have direct control of our remote guards, their training, and better be able to manage our costs as remote guarding continues to grow in importance to the Company’s business

Management’s Evaluation

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

Our intelligent AI solution works by identifying objects (faces, license plates, animals, guns, etc.) in video footage so that property managers can quickly search for those objects. Additionally, our AI and Remote Guarding services provide a proactive response to crime. Remote Guarding combines video surveillance, AI analytics, monitoring centers, and security agents (“Remote Guarding”). Based on internal data comparing the total number of actual threatening activity alerts received by our Remote Guards, against all potentially suspicious and threatening activity alerts received by our Remote Guards through the first six months of 2025, our Remote Guarding services deterred over 98% of all threatening activity for our customers. We believe AI security delivers multiple benefits for many property owners, including, without limitation:

•	Deterring crime and improving overall safety

•	Improving occupancy rates and rental rates; and

•	Reducing onsite guard costs and lowering insurance rates

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

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

Net Revenues

The majority of our net revenues for the three months ended June 30, 2025 were comprised of subscription revenue generated from our core business services (cloud video surveillance and remote guarding) and hardware sales.

Total revenue increased by $793,411, or 267%, from $296,777 for the three months ended June 30, 2024 compared to $1,090,188 for the three months ended June 30, 2025. This increase is due a 58% increase in the number of customers during the three months ended June 30, 2025 compared to the same period in 2024. Cloud video subscriptions increased by 133%, Remote Guarding increased by 151%, hardware sales increased by 863%, and installation labor sales and other sales increased by 167% over the same period in 2024.

The following table summarizes our revenue by service line:

	Three Months Ended June 30,
	2025	2024
Cloud Video Surveillance	$151,323	$64,991
Remote Guarding	$137,509	$54,777
Hardware	$454,596	$47,187
Other (installation, door subscriptions, etc.)	$346,760	$129,822
	$1,090,188	$296,777

Cost of Goods Sold

Our cost of goods sold increased $497,841, or 264%, from $188,586 for the three months ended June 30, 2024 compared to $686,427 for the three months ended June 30, 2025. This increase was the result of increased sales and completion of more installation projects in the three months ended June 30, 2025 compared to the same period in 2024. Hosting and data center bandwidth costs increased by 4%, Remote Guarding costs increased by 79%, hardware costs increased by 1,114%, and installation labor costs increased by 314% over the same period in 2024.

The following table summarizes our cost of goods sold:

	Three Months Ended June 30,
	2025	2024
Hosting and Data Center Bandwidth	$68,389	$65,701
Remote Guarding	$45,455	$25,350
Hardware	$256,494	$21,135
Installation Labor	$316,089	$76,399
	$686,427	$188,586

Operating Expenses

Our operating expenses for the three months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended June 30,
	2025	2024
General and administrative	$636	$390
Research and development	$379	$365
Sales and marketing	$728	$506
Non-cash expenses (stock comp, depreciation, bad debt, etc)	$581	$590
	$2,324	$1,852

General and administrative expenses increased by 63% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $131,346 in payroll mainly derived from bonuses paid, and an increase of $87,635 in legal, audit and tax services fees.

Research and development (“R&D”) expenses increased by 4%. This increase is mainly due to equipment purchases and travel expenses incurred in the three-month period ended June 30, 2025.

Sales and marketing expenses increased by 43% for the three months ended June 30, 2025, compared to the sales and marketing expenses incurred during the three months ended June 30, 2024. This increase in sales and marketing expenses was due to an increase in payroll of $117,816 derived from new hires, an increase of $50,931 in consulting services, and a $39,781 increase in marketing expenses.

Non-cash expenses decreased by 2% for the three months ended June 30, 2025 compared to the same period for 2024. This decrease is primarily due to a decrease of $24,886 in bad debt expense, partially offset by an increase in stock option expense of $16,037 during the three-month period ended June 30, 2025 compared to the same period in 2024.

Net Loss

As a result of the foregoing, the Company had a net loss of $2.0 million for the three months ended June 30, 2025, compared to net loss of $1.85 million for the three months ended June 30, 2024, a loss increase of approximately 9% for the current period compared to the prior period. Gross profit increased by approximately 273%. Gross profit was $402,698 for the three months ended June 30, 2025 and $108,192 for the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

Net Revenues

Total revenue increased by $1,294,559, or 243%, from $533,454 for the six months ended June 30, 2024 compared to $1,828,013 for the six months ended June 30, 2025. This increase is due to a 60% increase in the number of customers during the six months ended June 30, 2025 compared to the same period in 2024. Cloud video subscriptions increased by 106%, Remote Guarding increased by 157%, hardware sales increased by 454%, and installation labor sales and other sales increased by 223% over the same period in 2024.

The following table summarizes our revenue by service line:

	Six Months Ended June 30,
	2025	2024
Cloud Video Surveillance	$266,719	$129,287
Remote Guarding	$242,651	$94,585
Hardware	$765,835	$138,341
Other (installation, door subscriptions, etc.)	$552,807	$171,241
	$1,828,013	$533,454

Cost of Goods Sold

Our cost of goods sold increased $652,083, or 148%, from $441,817 for the six months ended June 30, 2024 compared to $1,093,900 for the six months ended June 30, 2025. This increase was the result of increased sales and completion of more installation projects in the six months ended June 30, 2025 compared to the same period in 2024. Hosting and data center bandwidth costs decreased by 15%, which resulted from our movement of certain hosting services from a third-party provider to a data center we operate. Remote Guarding costs increased by 91%, hardware costs increased by 503%, and installation labor costs increased by 158% over the same period in 2024.

The following table summarizes our cost of goods sold:

	Six Months Ended June 30,
	2025	2024
Hosting and Data Center Bandwidth	$128,438	$150,341
Remote Guarding	$89,138	$46,713
Hardware	$428,624	$71,076
Installation Labor	$447,700	$173,687
	$1,093,900	$441,817

Operating Expenses

Our operating expenses for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
General and administrative	$1,349	$723
Research and development	$985	$719
Sales and marketing	$1,540	$1,026
Non-cash expenses (stock comp, depreciation, bad debt, etc)	$1,217	$987
	$5,091	$3,455

General and administrative expenses increased by 86% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to an increase of $541,908 in payroll derived from a one-time bonus paid to employees in 2025 to compensate for salary reductions in 2024, an increase of $65,786 in insurance costs (primarily D&O insurance rates being much higher for public companies compared to private companies), and an increase of $16,775 in audit and tax services incurred during the six months ended June 30, 2025 when compared to the same period in 2024.

Research and development (“R&D”) expenses increased by 37% for the six months ended June 30, 2025 compared to the same period in 2024. This increase is due to an increase of $257,494 in payroll derived from a one-time bonus paid to employees in 2025 to compensate for salary reductions in 2024 and an increase of $10,252 in equipment purchases during the six months ended June 30, 2025 when compared to the same period in 2024.

Sales and marketing expenses increased by 50% for the six months ended June 30, 2025, compared to the sales and marketing expenses incurred during the six months ended June 30, 2024. This increase is due to an increase of $324,688 in payroll mainly derived from a one-time bonus paid to employees in 2025 to compensate for salary reductions in 2024, as well as the cost of new hires in the first half of 2025. Consulting expenses also increased by $56,459, and marketing expenses increased by $144,695 during the six months ended June 30, 2025 when compared to the same period in 2024.

Non-cash expenses increased by 23% for the six months ended June 30, 2025 compared to the same period for 2024. This increase is primarily due to an increase of $365,559 in stock option expense, partially offset by a decrease in bad debt expense of $130,585 during the six-month period ended June 30, 2025 compared to the same period in 2024.

Net Loss

As a result of the foregoing, the Company had a net loss of $4.6 million for the six months ended June 30, 2025, compared to net loss of $3.6 million for the six months ended June 30, 2024, a loss increase of approximately 27% for the current period compared to the prior period. Gross profit increased by approximately 701%. Gross profit was $734,112 in the six months ended June 30, 2025 and $91,637 for the six months ended June 30, 2024.

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

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) operating activities	(4,306)	(2,274)
Net cash (used in) investing activities	(150)	(16)
Net cash provided by financing activities	12,137	(51)
Cash and cash equivalents at end of period	7,681	(2,341)

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

Net cash used in operating activities for the six months ended June 30, 2025 was $4.3 million, which reflects our net loss of $4.6 million and increases in accounts receivable of $299,839, inventory of $136,867, prepaid expenses of $211,585, and deferred revenue of $164,845. Accounts payable decreased by $474,156, and the rest was offset by $1,183,120 of stock compensation expense and $32,202 of depreciation expense.

Investing Activities

Our investing activities have consisted primarily of business combinations and the purchases of assets and equipment. We have invested in assets and equipment to support our headcount growth.

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $150,000, $143,000 attributable to colocation equipment for our Montana data center and $7,000 in computer equipment for some of our new employees.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2025 was $12.1 million compared to $0 for the same period in 2024. This increase in cash provided by financing activities is principally attributed to $13.7 million from the issuance of preferred shares and $285,000 declared in preferred dividends, reduced by approximately $1.9 million in issuance costs.

On January 29, 2025, we received gross proceeds of $6.3 million through the sale of Series 1 Preferred shares and shares of our Class A common stock to Streeterville, pursuant to the terms of the Series 1 Equity Financing.

On March 25, 2025, and April 14, 2025, we received gross proceeds of $4.5 million and $3.0 million, respectively, through the sale of Series 2 Preferred shares to Streeterville pursuant to the terms of the Series 2 Equity Financing.

On April 3, 2025, pursuant to the respective terms of our Series 1 Preferred shares and our Series 2 Preferred shares, we issued Streeterville an additional 75 shares of Series 1 Preferred and an additional 7 shares of Series 2 Preferred as dividend payments.

See Note 4 to the condensed unaudited financial statements included within this report for additional information regarding the Series 1 Equity Financing and the Series 2 Equity Financing.

On July 2, 2025, pursuant to the respective terms of our Series 1 Preferred shares and our Series 2 Preferred shares, we issued Streeterville an additional 163 shares of Series 2 Preferred as dividend payments.

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

As of June 30, 2025, we had approximately $7.7 million of cash on hand and approximately $7.8 million of working capital. We currently expect our current cash will be sufficient to fund operations through at least the second quarter of 2026; however, it is possible we will need additional funding during that period if we are unable to sustain or grow our current revenues or if our expenses increase more than currently anticipated. The Series 2 Equity Financing described above gives us the ability to sell additional shares of our Series 2 Preferred to Streeterville, subject to the satisfaction or waiver of several significant conditions set forth in such Series 2 Equity Financing. In addition, we have entered into an Equity Line with Atlas that gives us the ability to sell shares of our Class A common stock to Atlas, subject to the satisfaction or waiver of several significant conditions set forth in such Equity Line. See Note 4 to the condensed unaudited financial statements included within this report for additional information regarding the Series 2 Equity Financing and the Equity Line.

We currently anticipate that the Series 2 Equity Financing and/or the Equity Line will provide us the necessary funding to continue our operations for the next 12 months; however, our ability to sell additional shares of our capital stock pursuant to the Series 2 Equity Financing and/or the Equity Line is subject to a number of conditions, many of which are out of our control. As a result, there is no assurance that we will be able to sell additional shares of our capital stock pursuant to either the Series 2 Equity Financing and/or the Equity Line. In that case, it would be necessary for us to seek alternative debt or equity financing to fund our operations; however, such alternative financing may only be available at a price and on terms and conditions that would have a material adverse effect on our results of operations and financial condition or may not be available at all.

The condensed unaudited financial statements included within this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We have incurred operating losses and negative cash flows from operations since inception. As of June 30, 2025, we had an accumulated deficit of approximately $45.4 million. Management expects to continue to incur operating losses and negative cash flows for the foreseeable future.

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

During the three months ended June 30, 2024, we had an outstanding obligation to the SEC pursuant to the terms of a final settlement reached with the SEC on September 27, 2023. See “Business—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional details regarding the settlement. This obligation was paid in full on August 9, 2024. We do not have any other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

CLOUDASTRUCTURE, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of June 30, 2025, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

This report should be read in conjunction with Part I - Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

On April 11, 2025, the Company sold 3,000 shares of its Series 2 Preferred to Streeterville for aggregate gross proceeds of $3.0 million. This sale was not registered under the Securities Act, or the securities laws of any state, and was made in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The Series 2 Preferred shares are convertible into shares of our Class A common stock on the terms and subject to the limitations and conditions set forth in the Certificate of Designations of Preferences and Rights of Series 2 Convertible Preferred Stock (the “Series 2 Certificate of Designations”), filed with the Secretary of State of the State of Delaware on March 24, 2025. At any time and from time to time, the holder of Series 2 Preferred shares may convert such shares into a number of whole shares of Class A common stock (rounded up to the nearest whole share) equal to the Conversion Amount (defined below), divided by the Conversion Price (defined below).

 •     The “Conversion Amount” means the number of shares of Series 2 Preferred being converted, multiplied by the then-current stated value. The original stated value per share of Series 2 Preferred is $1,111; provided that, upon an event of default (as determined pursuant to the Series 2 Certificate of Designations), the stated value automatically increases by 10%.

•      The “Conversion Price” means a fixed price of $10 per share of Class A common stock; provided that (i) if the Company issues any shares of Class A common stock (or any warrant, option, or other right to receive shares of Class A common stock, other than the shares of Series 1 Preferred) at a price per share lower than such fixed price, the Conversion Price will automatically be reduced to such lower price, and (ii) following an event of default (as determined pursuant to the Series 2 Certificate of Designations) or a Trigger Event (as defined below), the Conversion Price will be the lesser of the fixed price described in this sentence and 88% of the lowest daily volume-weighted average price (VWAP) during the eight business day period prior to the applicable measurement date, but not lower than a floor price equal to 20% of the Minimum Price, as defined in Nasdaq Rule 5635 calculated as of the most recent date on which shares of Series 2 Preferred were issued. A “Trigger Event” includes (i) the Company’s receipt of a letter of non-compliance from Nasdaq or similar correspondence, (ii) the average market capitalization of the Company’s outstanding shares of Class A common stock during any three business day period after April 1, 2025 is less than $125.0 million, and (iii) in any quarter beginning with the first calendar quarter of 2025, the Company’s stockholder equity is less than $2.5 million, net loss is greater than $1.0 million, or net sales are less than $0.5 million.

Notwithstanding the foregoing, no shares of Series 2 Preferred may be converted into shares of Class A common stock if such conversion would result in the holder of the shares of Series 2 Preferred being converted either (i) individually having beneficial ownership of more than 4.99% of the total number of outstanding shares of Class A common stock, or (ii) together with its affiliates, having beneficial ownership of more than 9.99% of the total number of outstanding shares of Class A common stock.

The foregoing summary is qualified in its entirety by reference to the Series 2 Equity Financing.

(b)	Not applicable.

(c)	Issuer purchases of equity securities: None.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Adoption or Termination of Rule 10b5-1 or non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

Name and Title	Date Adopted	Character of Trading Arrangement	Aggregate No. of Shares of Class A Common Stock to be Sold Pursuant to Trading Arrangement	Duration
James McCormick, CEO	06/11/2025	Rule 10b5-1 Trading Arrangement	Up to 440,709	09/01/2026
Greg Smitherman, CFO	06/11/2025	Rule 10b5-1 Trading Arrangement	Up to 500,000	09/01/2026
Gregory Rayzman, CTO	06/11/2025	Rule 10b5-1 Trading Arrangement	Up to 360,000	09/01/2026
Lauren O’Brien, CRO	06/13/2025	Rule 10b5-1 Trading Arrangement	Up to 742,000	09/01/2026

Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

3.1	Second Amended and Restated Bylaws of Cloudastructure, Inc. (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed by Cloudastructure, Inc. on July 3, 2025).

10.1	Waiver Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC, dated April 1, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 1, 2025).

10.2	Waiver Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC, dated April 11, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on April 17, 2025).

10.3	Supplemental Terms Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC, dated April 11, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed by the Company on April 17, 2025).

10.4	Waiver Agreement between Cloudastructure, Inc. and Atlas Sciences, LLC, dated April 11, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K/A filed by the Company on April 17, 2025).

31	Certifications.

(a) Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a) Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

CLOUDASTRUCTURE, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDASTRUCTURE, INC.

Date: August 14, 2025	By:	/s/ James McCormick
James McCormick
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Greg Smitherman
Greg Smitherman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

