Form 10-Q
period 2025-09-30
CLOUDASTRUCTURE, INC.
filed 2025-11-13
CIK 1709628

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2025
Class A Common Stock	19,516,540
Class B Common Stock	63,972

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share numbers)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,403	$52
Accounts receivable	1,388	196
Inventory	322	249
Other current assets	295	38
Total current assets	8,409	535

Non-current assets:
Fixed assets, net	276	80
Intangible assets, net	–	–

TOTAL ASSETS	$8,685	$615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$199	$629
Accrued expenses	174	–
Preferred dividends payable	157	–
Deferred revenue	1,363	489
Total current liabilities	1,892	1,118

TOTAL LIABILITIES	1,892	1,118

Stockholders’ equity:
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 19,516,540 and 14,020,543 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	1
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 63,972 and 571,011 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	–
Preferred Stock, $0.0001 par value; 150,000 shares authorized; 5,185 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	–
Additional paid-in capital	54,275	40,351
Accumulated deficit	(47,484)	(40,856)
TOTAL STOCKHOLDERS’ EQUITY	6,792	(503)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,685	$615

See accompanying notes to the financial statements.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share numbers)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenues	$1,450	$390	$3,278	$924
Cost of goods sold	731	326	1,825	768
Gross profit (loss)	720	64	1,454	156

Operating expenses:
General and administrative	504	306	1,853	1,030
Research and development	446	327	1,431	1,046
Sales and marketing	968	495	2,508	1,521
Non-cash expenses	785	520	2,002	1,508
Total operating expenses	2,704	1,649	7,794	5,104

Loss from operations	(1,984)	(1,585)	(6,340)	(4,948)

Other income/(expenses), net:
Interest income	65	13	147	86
Preferred Dividends	(145)	(1)	(430)	(2)
State & sales taxes	(0)	(147)	(4)	(426)
Realized Gain/Loss	1	–	1	–

Net loss	$(2,065)	$(1,720)	$(6,628)	$(5,290)

Basic and diluted (loss) per share of Class A and Class B common stock	$(0.13)	$(0.12)	$(0.42)	$(0.36)

See accompanying notes to the financial statements.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Three Months Ended September 30, 2025
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2025	17,441,920	$2	147,305	$–	6,687	$–	$53,478	$(45,420)	$8,060
Issuances of Class A, Class B, and Preferred shares, net of issuance costs	2,074,620	–	(83,333)	–	(1,502)	–	165	–	166
Stock-based compensation	–	–	–	–	–	–	632	–	632
Net loss	–	–	–	–	–	–	–	(2,062)	(2,065)
Balance as of September 30, 2025	19,516,540	$2	63,972	$–	5,185	$–	$54,275	$(47,484)	$6,792

See accompanying notes to the financial statements.

	Three Months Ended September 30, 2024
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2024	13,917,085	$8	674,469	$–	$39,761	$(37,890)	$1,879
Conversion of Class B to Class A shares	103,458	–	(103,458)	–	–	–	–
S-1 filing costs	–	–	–	–	(217)	–	(217)
Stock-based compensation	–	–	–	–	509	–	509
Net loss	–	–	–	–	–	(1,720)	(1,720)
Balance as of September 30, 2024	14,020,543	$8	571,011	$–	$40,054	$(39,610)	$452

See accompanying notes to the financial statements.

	Nine Months Ended September 30, 2025
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	14,020,543	$1	571,011	$–	–	$–	$40,351	$(40,856)	$(503)
Issuances of Class A, Class B, and Preferred shares, net of issuance costs	5,495,997	1	(507,039)	–	5,185	–	12,110	–	12,110
Stock-based compensation	–	–	–	–	–	–	1,814	–	1,814
Net loss	–	–	–	–	–	–		(6,628)	(6,628)
Balance as of September 30, 2025	19,516,540	$2	63,972	$–	5,185	$–	$54,275	$(47,484)	$6,792

See accompanying notes to the financial statements.

	Nine Months Ended September 30, 2024
	(Unaudited)
	Common Stock, Class A		Common Stock, Class B		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023	13,804,788	$8	753,857	$–	$38,994	$(34,321)	$4,682
Issuances of Class A and Class B shares, net of issuance costs	215,755	–	(182,846)	–	(51)	–	(51)
S-1 filing costs	–	–	–	–	(217)	–	(217)
Stock-based compensation	–	–	–	–	1,328	–	1,328
Net loss	–	–	–	–	–	(5,290)	(5,290)
Balance as of September 30, 2024	14,020,543	$8	571,011	$–	$40,054	$(39,610)	$452

See accompanying notes to the financial statements.

Condensed Consolidated Statements of Cash Flow

(in thousands)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(6,628)	$(5,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	55
Stock-based compensation	1,815	1,320

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(1,192)	161
(Increase) Decrease in other current assets	(331)	169
Increase (Decrease) in accounts payable	(429)	75
Increase (Decrease) in accrued expenses	174	(3)
Increase (Decrease) in deferred revenue	874	196
Net Cash Used in Operating Activities	(5,659)	(3,315)

Cash Flows from Investing Activities
Purchase of fixed assets	(256)	(21)
Acquisition of intangible assets	–	–
Net Cash Used in Investing Activities	(256)	(21)

Cash Flows from Financing Activities
Proceeds from issuance of Class A Common Stock	105	6
Proceeds from issuances of Preferred shares	13,750	–
Increase in Preferred dividends payable	426	–
S1 filing costs	(2,015)	(267)
Net Cash Provided by Financing Activities	12,266	(261)

Net Change in Cash	6,351	(3,598)

Cash at Beginning of Period	52	4,042
Cash at End of Period	$6,403	$444

See accompanying notes to the financial statements.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated interim financial statements included within this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all the adjustments necessary to present fairly our financial condition as of September 30, 2025 and December 31, 2024, and the results of operations for the three-month periods and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three-month periods and nine-month periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms. Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. We routinely assess our outstanding accounts receivable and recorded a reserve for estimated uncollectible accounts of $33,213 and $5,816 at September 30, 2025, and December 31, 2024, respectively.

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

Note 3 – Basic and Diluted Loss Per Share

The number of shares used to calculate basic and diluted loss per share for the nine-month periods ended September 30, 2025, and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Class A common stock	19,516,540	14,020,543
Class B common stock	63,972	571,011
Preferred stock	5,185	–
Total	19,585,697	14,591,554

For the nine months ended September 30, 2025 and 2024, approximately 15.9 million and 14.3 million shares, respectively, issuable upon the exercise or conversion of stock options, convertible notes, and warrants outstanding were excluded from the calculation of diluted loss per share because such amounts were antidilutive.

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

During the three months ended September 30, 2024, 0 warrants were exercised and 35,660 warrants expired, leaving 15,262 warrants outstanding as of September 30, 2024. As of the end of the first quarter in 2025, there were no warrants outstanding.

The following table is a summary of the outstanding Class A common stock warrants issued in these Regulation A offerings at December 31, 2024 and September 30, 2025:

	Warrants at Exercise Price of $4.50	Warrants at Exercise Price of $7.20	Warrants at Exercise Price of $9.00	Total Warrants
Outstanding at December 31, 2024	–	–	15,262	4,317
Issued Jan - Sep 2025	–	–	–	–
Expired during Jan - Sep 2025	–	–	15,262	4,317
Exercised during Jan - Sep 2025	–	–	–	–
Outstanding at September 30, 2025	–	–	–	–

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

During the nine months ended September 30, 2025, Streeterville exercised its right to convert an aggregate of 6,375 shares of Series 1 Preferred into 1,465,608 shares of Class A common stock and an aggregate of 5,485 shares of Series 2 Preferred into 1,827,378 shares of Class A common stock. In addition, during the nine months ended September 30, 2025, we issued Streeterville 75 shares of Series 1 Preferred and 170 shares of Series 2 Preferred as payment in kind of accrued dividends on the shares of Series 1 Preferred and Series 2 Preferred, respectively, held by Streeterville.

Equity Line Financing

On November 25, 2024, we also entered into an Equity Line with Atlas, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50.0 million of our Class A common stock over the 24-month term of the Equity Line. In consideration of Altas’s commitment to purchase shares pursuant to the Equity Line, we issued 143,472 shares of our Class A common stock to Atlas on February 6, 2025, and an additional 229,662 shares of our Class A common stock on July 9, 2025, as a result of the decline in the market price of our Class A common stock since signing the Equity Line.

Stock-Based Compensation

The following summarizes stock option activity for the nine months ended September 30, 2025:

	Number of Options	Exercise Price Range	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	15,978,736	0.024 - 2.70	1.46
Granted	800,503	1.86 - 6.75	6.72
Canceled	678,015	0.024 - 2.16	0.28
Exercised	200,000	0.024	0.02
Options outstanding at September 30, 2025	15,901,224	$0.024 - 6.75	$1.80

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

Outstanding Warrants

There were 814,167 Class A Common Stock warrants at an exercise price of $2.16 outstanding as of September 30, 2025.

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

Issuance of Shares for Note Receivable

On February 20, 2020, we issued 250,000 shares of Class A common stock to Mr. Bentley in exchange for a promissory note in the principal amount of $6,000. The note receivable matures in February 2030 and bears interest at the rate of 1.86% per annum. As of September 30, 2025, this note has accrued interest totaling $627.35.

Data Center Lease

On January 1, 2024, we entered into a month-to-month lease agreement (the “Lease”) with HH to rent space for an additional data center. Under the terms of the Lease, we were paying $1,800 per month for the rental of space, power and high-speed internet access. We have greatly expanded our use of this facility and are now paying $5,000 a month plus and we reimburse them for the cost of a 3rd party bandwidth provider for the bandwidth we use, which is currently $3,000 per month. We estimate this to be less than one-half the rate that we pay for equivalent space in our Santa Clara facility.

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

Note 8 – Subsequent Events

Equity Financings

On October 1, 2025, pursuant to the terms of our Series 2 Preferred shares, we issued Streeterville an additional 141 shares of Series 2 Preferred as dividend payments.

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

Overview

Cloudastructure, Inc. (“Cloudastructure,” “we,” “us,” “our” or the “Company”) was formed under the laws of the State of Delaware on March 28, 2003. We have one wholly-owned subsidiary, Cloudastructure India Private Limited, which was formed in July 2025 in Kolkata, India, to run our remote guarding operations. We provide an award-winning cloud-based artificial intelligence (“AI”) video surveillance and Remote Guarding (as described below) service built on AI and machine learning platforms.

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

Our intelligent AI solution works by identifying objects (faces, license plates, animals, guns, etc.) in video footage so that property managers can quickly search for those objects. Additionally, our AI and Remote Guarding services provide a proactive response to crime. Remote Guarding combines video surveillance, AI analytics, monitoring centers, and security agents (“Remote Guarding”). Based on internal data comparing the total number of actual threatening activity alerts received by our Remote Guards, against all potentially suspicious and threatening activity alerts received by our Remote Guards, on average, for 2025 to the date of this report, our Remote Guarding services deterred over 98% of all threatening activity for our customers. We believe AI security delivers multiple benefits for many property owners, including, without limitation:

•	Deterring crime and improving overall safety
•	Improving occupancy rates and rental rates; and
•	Reducing onsite guard costs and lowering insurance rates

We believe that our solution is more affordable and easier to use than the various solutions that our competitors offer. Our Remote Guarding service bridges the line between AI and human intelligence. AI has the ability to monitor all cameras at the same time and all of the time, a task from which humans would fatigue. When the AI detects an event occurring, the Remote Guards are notified. The Remote Guards can then determine if escalation is required. With real-time human intervention, our Remote Guarding service can turn video surveillance from a forensic tool, used after a crime has been committed, into a real time crime prevention tool. This has the potential to greatly increase value for our customers.

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

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

Net Revenues

The majority of our net revenues for the three months ended September 30, 2025 were comprised of subscription revenue generated from our core business services (cloud video surveillance and remote guarding) and hardware sales.

The following table summarizes our revenue by service line:

	Three Months Ended September 30,
	2025	2024
Cloud Video Surveillance	$215,124	$88,999
Remote Guarding	$209,162	$82,497
Hardware	$347,139	$142,557
Other (installation, door subscriptions, etc.)	$679,046	$76,277
	$1,450,470	$390,330

Total revenue increased by $1,060,140 or 272% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. As the Company continues to grow its customer base, there was an 83% increase in the number of properties being serviced for the three months ended September 30, 2025 when compared to the same period in 2024. During the third quarter of 2025, cloud video subscriptions increased by 142%, remote guarding increased by 154%, hardware sales increased by 144%, and installation sales and other sales increased by 790% over the same period in 2024.

Cost of Goods Sold

The following table summarizes our cost of goods sold:

	Three Months Ended September 30,
	2025	2024
Hosting and Data Center Bandwidth	$91,748	$63,400
Remote Guarding	$78,569	$30,203
Hardware	$149,137	$124,053
Installation Labor	$411,346	$108,655
	$730,799	$326,311

Our cost of goods sold increased $404,488, or 124% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was the result of increased sales and completion of more installation projects in the three months ended September 30, 2025 compared to the same period in 2024. Hosting and data center bandwidth costs increased by 45%, remote guarding costs increased by 160%, hardware costs increased by 20%, and installation labor costs increased by 279% over the same period in 2024.

Operating Expenses

Our operating expenses for the three months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024
General and administrative	$504,231	$306,370
Research and development	$445,697	$326,846
Sales and marketing	$968,387	$495,364
Non-cash expenses (stock comp, depreciation, bad debt, etc.)	$785,303	$520,185
	$2,703,618	$1,648,764

General and administrative expenses increased by 65% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to an increase of $83,876 in payroll and consulting services, an increase of $80,348 in legal and recruiting services, and $19,925 in office equipment and software expenses.

Research and development (“R&D”) expenses increased by 36% during the quarter ended in September 30, 2025 when compared to the same period in 2024. This increase is mainly due to a payroll increase of $75,908 and an increase for consulting services of $27,395 resulting from growth in the engineering workforce.

Sales and marketing expenses increased by 95% for the three months ended September 30, 2025, compared to the sales and marketing expenses incurred during the three months ended September 30, 2024. This increase in sales and marketing expenses was due to an increase in payroll of $306,207 derived from an expansion of our sales team, an increase of $12,929 in consulting services, a $100,719 increase in marketing expenses and a $45,927 increase in office equipment and software expenses.

Non-cash expenses increased by 51% for the three months ended September 30, 2025 compared to the same period for 2024. This increase is primarily due to an increase of $10,242 in depreciation resulting from colocation equipment purchased, $25,977 of recording of allowance for bad debt and an increase of $128,899 in stock option expenses during the three-month period ended in September 30, 2025 compared to the same period in 2024.

Net Loss

As a result of the foregoing, the Company had a net loss of $2.06 million for the three months ended September 30, 2025, compared to net loss of $1.72 million for the three months ended September 30, 2024, a loss increase of approximately 14% for the current period compared to the prior period. Gross profit increased by approximately 1,070%. Gross profit was $749,277 for the three months ended September 30, 2025 and $64,018 for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

Net Revenues

Total revenue increased by $2,354,699, or 255%, from $923,784 for the nine months ended September 30, 2024 compared to $3,278,483 for the nine months ended September 30, 2025. This increase is due a 67% increase in properties being serviced during the nine months ended September 30, 2025 compared to the same period in 2024. Cloud video subscriptions increased by 121%, remote guarding increased by 155%, hardware sales increased by 296%, and installation labor sales and other sales increased by 398% over the same period in 2024.

The following table summarizes our revenue by service line:

	Nine Months Ended September 30,
	2025	2024
Cloud Video Surveillance	$481,843	$218,286
Remote Guarding	$451,813	$177,082
Hardware	$1,112,974	$280,898
Other (installation, door subscriptions, etc.)	$1,231,853	$247,519
	$3,278,318	$923,784

Cost of Goods Sold

Our cost of goods sold increased $1,056,571, or 138%, from $768,128 for the nine months ended September 30, 2024 compared to $1,824,700 for the nine months ended September 30, 2025. This increase was the result of increased sales and completion of more installation projects in the nine months ended September 30, 2025 compared to the same period in 2024. Hosting and data center bandwidth costs increased by 3%, remote guarding costs increased by 118%, hardware costs increased by 196%, and installation labor costs increased by 205% over the same period in 2024.

The following table summarizes our cost of goods sold:

	Nine Months Ended September 30,
	2025	2024
Hosting and Data Center Bandwidth	$220,185	$214,100
Remote Guarding	$167,707	$76,917
Hardware	$577,761	$195,128
Installation Labor	$859,046	$281,983
	$1,824,700	$768,128

Operating Expenses

Our operating expenses for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
General and administrative	$1,853,076	$1,029,790
Research and development	$1,430,839	$1,045,638
Sales and marketing	$2,508,254	$1,520,903
Non-cash expenses (stock comp, depreciation, bad debt, etc.)	$2,002,044	$1,507,551
	$7,794,212	$5,103,882

General and administrative expenses increased by 80% for the nine months ended September 30, 205 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase of $402,955 in payroll derived from a one-time bonus paid to employees to compensate for the salary reductions in 2024, $222,833 in executive consulting services, $106,433 in professional services (legal, audit, tax ,and recruiting), $32,440 in office equipment and software expenses, and a $38,599 increase in general insurance for the nine months ending in September 30, 2025 when compared to the same period in 2024.

Research and development (“R&D”) expenses increased by 37% for the nine months ended September 30, 2025 compared to the same period in 2024. This increase is due to an increase of $333,402 in payroll derived from a one-time bonus paid to employees to compensate for the salary reductions in 2024, an increase of $26,982 in consulting services, and an increase of $23,001 in equipment purchases during the nine months ending in September 30, 2025 when compared to the same period in 2024.

Sales and marketing expenses increased by 65% for the nine months ended September 30, 2025, compared to the sales and marketing expenses incurred during the nine months ended September 30, 2024. This increase is due to an increase of $630,985 in payroll derived from a one-time bonus paid to employees to compensate for the salary reductions in 2024 and the expansion of our sales team, a $69,895 increase in consulting services, a $74,499 increase in the purchase of equipment, and an increase of $245,414 in marketing expenses during the nine months ending in September 30, 2025 when compared to the same period in 2024.

Non-cash expenses increased by 33% for the nine months ended September 30, 2025 compared to the same period in 2024. This is due to an increase of $494,458 in stock compensation expense, offset by a decrease of $104,608 in allowance for bad debt expense during the nine months ended in September 30, 2025 compared to the nine months ended in September 30, 2024.

Net Loss

As a result of the foregoing, the Company had a net loss of $6.6 million for the nine months ended September 30 2025, compared to a net loss of $5.29 million for the nine months ended September 30, 2024, a loss increase of approximately 23% for the current period compared to the prior period. Gross profit increased by approximately 853%. Gross profit was $1,483,390 in the nine months ended September 30 2025 and $155,655 for the nine months ended September 30, 2024.

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

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) operating activities	(5,659)	(3,315)
Net cash (used in) investing activities	(256)	(21)
Net cash provided by financing activities	12,266	(261)
Net change in cash	6,531	(3,598)
Cash and cash equivalents at end of period	6,403	444

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

Net cash used in operating activities for the nine months ended September, 2025 was $6.35 million, which reflects our net loss of $6.6 million and increases in accounts receivable of $1,192,162, inventory of $73,630, prepaid expenses of $257,666, deferred revenue of $874,156, and $173,560 in accrued expenses. Accounts payable decreased by $429,913, and the rest was offset by $1,814,675 of stock compensation expense and $59,973 of depreciation expense.

Investing Activities

Our investing activities have consisted primarily of business combinations and the purchases of assets and equipment. We have invested in assets and equipment to support our headcount growth.

Net cash used in investing activities for the nine months ended September 30, 2025 was $255,623, of which $236,373 was attributable to colocation equipment for our Montana data center, $14,908 in computer equipment for new employees, and $4,342 of equipment in India.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2025 was $12.1 million compared to $261,000 cash used in financing activities for the same period in 2024. This increase in cash provided by financing activities is principally attributed to $13.7 million from the issuance of preferred shares, and approximately $426,000 declared in preferred dividends, reduced by approximately $2.02 million in issuance costs.

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

On April 14, 2025, we received gross proceeds of $3 million through the sale of shares of our Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred) to Streeterville pursuant to the terms of a Securities Purchase Agreement we entered into with Streeterville on March 21, 2025 (the “Series 2 Purchase Agreement”).

See Note 4 to the condensed unaudited financial statements included within this report for additional information regarding the Series 1 Purchase Agreement and the Series 2 Purchase Agreement.

On July 2, 2025, pursuant to the respective terms of our Series 1 Preferred shares and our Series 2 Preferred shares, we issued Streeterville an additional 163 shares of Series 2 Preferred as dividend payments. On October 1st, 2025 the Company issued 141 shares of Series 2 Preferred stock as dividend payments.

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

As of September 30, 2025, we had approximately $6.4 million of cash on hand and approximately $6.5 million of working capital. We currently expect our current cash will be sufficient to fund operations through at least the third quarter of 2026; however, it is possible we will need additional funding during that period if we are unable to sustain or grow our current revenues or if our expenses increase more than currently anticipated. The Series 2 Purchase Agreement described above gives us the ability to sell additional shares of our Series 2 Preferred to Streeterville, subject to the satisfaction or waiver of several significant conditions set forth in such Series 2 Purchase Agreement. In addition, we have entered into an Equity Purchase Agreement with Atlas Sciences, LLC that gives us the ability to sell shares of our Class A common stock to Atlas Sciences, subject to the satisfaction or waiver of several significant conditions set forth in such Equity Purchase Agreement.

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

The condensed unaudited financial statements included within this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We have incurred operating losses and negative cash flows from operations since inception. As of September 30, 2025, we had an accumulated deficit of approximately $47.38 million. Management expects to continue to incur operating losses and negative cash flows for the foreseeable future.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

CLOUDASTRUCTURE, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of September 30, 2025, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

This report should be read in conjunction with Part I - Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered sales of equity securities: None.

(b)	Use of proceeds: Not applicable.

(c)	Issuer purchases of equity securities: None.

Item 5. Other Information.

(a)	Not applicable.

(b)	Not applicable.

(c)	Adoption or Termination of Rule 10b5-1 or non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Cloudastructure, Inc. Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed July 22, 2025).

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

* Denotes management contract or compensatory plan or arrangements.

CLOUDASTRUCTURE, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDASTRUCTURE, INC.

Date: November 13, 2025	By:	/s/ James McCormick
James McCormick
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Greg Smitherman
Greg Smitherman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

