Form 10-K
period 2025-12-31
CLOUDASTRUCTURE, INC.
filed 2026-03-31
CIK 1709628

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________

FORM 10-K

________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, was $37,952,272.54.

As of February 28, 2026, the registrant had 24,510,140 shares of Class A common stock, and 5,638 shares of Class B common stock outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K, including, among others, the risks set forth in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). A non-exhaustive summary of principal risk factors that make investing in our securities risky and may cause actual results to differ materially are set forth below:

•	Pursuant to a notice received by Nasdaq, our Class A common stock may be delisted from the Nasdaq Capital Market, and if delisted, such event is likely to reduce the liquidity of our Class A common stock and may inhibit or preclude our ability to raise additional financing;

•	Our technology continues to be developed, and it is unlikely that we will ever develop our technology to a point at which no further development is required;

•	If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities;

•	Our collection, processing, use and disclosure of individually identifiable biometric or other personally identifiable information is subject to evolving and expanding privacy and security regulations;

•	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees;

•	Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions;

•	Issues raised by the use of artificial intelligence (including machine learning) in our platforms may result in reputational harm or liability or affect our ability to operate profitably and sustainably;

•	We operate in a highly competitive industry that is dominated by multiple very large, well-capitalized market leaders and is constantly evolving;

•	Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products;

•	We rely on other companies to provide certain hardware and software solutions for our products;

•	We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives;

•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage;

•	We have a limited operating history, which may make it difficult for you to evaluate our current business and predict our future success and viability;

•	We have historically operated at a loss, which has resulted in an accumulated deficit;

•	We anticipate sustaining operating losses for the foreseeable future;

•	We will require substantial additional capital to finance our operations;

iii

•	Raising additional capital may cause dilution to our existing stockholders;

•	We have a substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue;

•	An active trading market for our Class A common stock may not be sustained, and the market price of shares of our Class A common stock may be volatile;

•	Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock;

•	Our internal computer systems, or those of any of our manufacturers, contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations; and

•	Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, pandemics/epidemics and other events beyond our control, which could harm our business.

iv

PART I

Item 1. Business.

Overview

Cloudastructure, Inc. (“Cloudastructure,” “we,” “our,” or “the Company”) is an award-winning innovator in cloud-native, AI-powered security solutions, delivering comprehensive, real-time situational awareness to enterprises to protect people, property, and brand reputation from threats such as theft, vandalism, false liability and violence. Headquartered in Palo Alto, California, Cloudastructure delivers a full-stack solution—cutting-edge cloud video surveillance, proprietary AI/ML analytics, and a seamless remote guarding platform with accompanying services—that transforms security from a reactive toolkit into a proactive system capable of stopping crime in real time.

Our mission is to empower businesses to see and respond to events as they happen, turning video data into actionable intelligence and deterrence into measurable results. By leveraging a cloud-based architecture, we provide organizations with unprecedented scalability, flexibility, and operational insight, without the limitations of traditional, on-premises systems. Every camera and alert is woven into a unified digital fabric, giving operators the power to act proactively, mitigate risks, and safeguard communities.

Cloudastructure’s solutions encompass a suite of integrated offerings:

Cloud Video Surveillance – AI-enhanced video capture and analytics that automate event detection, anomaly recognition, and real-time alerts to reduce loss, liability, and security blind spots.

Seamless Remote Guarding Software – Cloud-native orchestration that connects cameras, AI, and operators into one platform, enabling incident triage, standardized response playbooks, and auditable records that strengthen risk management and compliance.

Remote Guarding – 24/7 live response by trained security personnel, tightly integrated with AI monitoring for rapid intervention, risk mitigation, and documented response to support insurance and legal defense.

Operational Intelligence – Centralized dashboards, reporting, and alerts for property managers and enterprise security teams, driving informed decision-making, streamlined workflows, and better alignment between security operations and overall risk management strategy.

Our platform primarily serves multifamily residential and broader property management, with a growing presence in commercial real estate, construction, critical infrastructure, transportation and logistics. We focus on enterprises that value safety, liability reduction, and operational efficiency, helping them realize clear returns through fewer incidents, stronger compliance, and better protection of their tenants, assets, and brand.

Cloudastructure’s competitive advantage lies in its ability to centralize security operations, leveraging AI to monitor activity at scale while seamlessly connecting to a global network of trained security professionals. Unlike traditional hardware-bound systems, our platform eliminates on-site constraints, reduces total cost of ownership, and allows organizations to protect what matters most with precision and confidence.

Since our founding, Cloudastructure has maintained an entrepreneurial commitment to innovation, reliability, and customer-centric design, continually expanding its reach while reinforcing its reputation as a trusted partner for modern security challenges. By combining state-of-the-art technology, cloud-first infrastructure, and proactive security services, we redefine what it means to protect people and property in an increasingly complex world.

Cloudastructure was formed under the laws of the State of Delaware on March 28, 2003. We operated as a small Silicon Valley startup until early 2021 when we raised over $35 million in funding under Regulation A of the Securities Act. With these funds, we quickly built a sales, marketing, and support structure and achieved a degree of early success in the property management space. We went public on the Nasdaq under ticker symbol CSAI in January 2025. As of December 31, 2025, we have contracts with six of the top ten property management companies on the National Multifamily Housing Council’s (“NMHC’s”) 2025 NMHC 50 list—Greystar Real Estate Partners, Asset Living, Avenue5 Residential, LLC, Cushman & Wakefield, FPI Management, Inc., and Bozzuto. Our cloud-based solutions allow our customers to provide real-time safety and security across their properties, while efficiently managing operations across all locations. Beyond multifamily, we have seen growth in adjacent verticals, including construction and critical infrastructure, supported by strategic engagements with a leading national builder and a trucking and logistics partner. We are currently focused on expanding within our existing top-tier customer locations and acquiring additional customers in the property management (“proptech”) space, and we anticipate continuing to enter into additional new markets in 2026.

Our intelligent AI solution works by sorting motion-based footage and subsequently indexing the people, vehicles, and objects (license plates, animals, backpacks, guns, etc.) within that footage. Eliminating static footage enables rapid search, so that property managers can rapidly search for challenges brought to their attention by tenants. Simultaneously, our AI analytics create customizable alerts to anomalous behavior as it is occurring, such as unauthorized access, loitering, and vandalism, and forward that behavior in seconds to live remote guards for further review. Our Remote Guarding software enables guards to review the footage that created the alert with live view, and, should they determine unwanted activity is occurring, they can “voice down” the perpetrator on a speaker, as well as contact security or law enforcement, thereby providing a proactive response to crime. Based on internal data comparing the total number of actual threatening activity alerts received by our Remote Guards, against all potentially suspicious and threatening activity alerts received by our Remote Guards, our Remote Guarding services deterred an average of over 98% of all threatening activity for our customers in 2025. We believe AI security delivers multiple benefits for many property owners, including, without limitation:

•	Deter crime and improve overall safety by leveraging AI-driven monitoring and rapid-response remote guarding;

•	Improve occupancy and rental rates by creating a safer, more attractive environment for residents and tenants; and

•	Reduce losses, lower onsite guard costs, and decrease insurance rates by streamlining security operations and mitigating incidents before they escalate.

We believe that our full stack solution is more affordable, offers greater accountability, and is easier to use than the various solutions that our competitors offer. Our Remote Guarding service bridges the line between AI and human intelligence. AI has the ability to monitor all cameras at the same time and all of the time, a task from which humans would fatigue. By filtering out non-essential footage and only sending alerts for unusual or suspicious activity, our guards no longer need to watch every camera constantly. This focused monitoring allows a single Remote Guard to effectively oversee up to 50 cameras—roughly eight times more than the typical six cameras a guard can manage with traditional static surveillance—while maintaining the same level of vigilance and response accuracy. With real-time human intervention, our Remote Guarding service can turn video surveillance from a forensic tool, used after a crime has been committed, into a real time crime prevention tool.

How it Works

When an alert comes through, our Remote Guards follow a series of protocols, comparing the live view to the recorded footage and utilizing AI analytics to determine confidence levels regarding people and objects. If they determine there is a threat, they will hit the mic button on the computer screen and announce via a networked speaker “YOU ARE ON VIDEO SURVEILLANCE WITH A LIVE AGENT AND ARE BEING WATCHED AND RECORDED!” These “talk downs” are so effective that typically, the perpetrator will simply leave. Less than 1% of cases throughout 2025 were escalated to law enforcement.

History and Development of the Company

Cloudastructure has built its reputation as a pioneer in AI-driven security through innovation, adaptability, and a commitment to measurable results. In 2020 and 2021, we raised over $30 million through crowdfunding, providing the capital to scale our vision. A request from our first customer in the multifamily sector set us on a path to create the only seamless Remote Guarding software on the market—a solution that has become a defining differentiator for our platform. This innovation naturally led to the establishment of our in-house Remote Guarding services in 2025, including operations in India, enabling 24/7 human oversight integrated with our AI-driven system.

Today, our AI platform processes over 9 million video feeds per day, combining human oversight with intelligent automation to deliver actionable insights, operational efficiency, and risk mitigation across distributed sites.

Since our early days, we have earned the trust of six of the top ten property management companies represented by the National Multifamily Housing Council, demonstrating our ability to deliver enterprise-grade solutions that improve safety, operational efficiency, and liability management.

At the heart of our approach is hardware agnosticism. By designing a platform that works with a broad array of devices, we have embraced the philosophy of “Be the brains, not the robot,” layering our proprietary, patented computer vision AI atop mobile surveillance units and drone in 2025, and we aim to continue to layer our AI atop other security and risk management hardware in the coming years. This will allow us to partner with device innovators while maintaining intelligence and flexibility at the core of every solution.

Looking forward, Cloudastructure is also expanding into new verticals, including transportation and logistics, construction, and critical infrastructure. Across all markets, we aim to integrate emerging security technologies—from access control and sensors to robotic systems and electric security fences—always layering our AI to provide intelligent, responsive, and layered protection. Through this combination of innovation, strategic partnerships, and applied AI, Cloudastructure continues to define what modern, enterprise-scale security can achieve.

Overview of Our Business and Operations

Our solutions centralize the management of video surveillance in a collection of servers that host our software and infrastructure and can be accessed over the internet (the “Cloud”). Our Cloud-based model allows customers to scale geographically over multiple locations and standardize their security without complicated or potentially insecure network architectures.

We offer our services and support for a monthly subscription fee, requiring no upfront licensing costs or large capital expenditure budgets, although our customers frequently discover they would like to upgrade their networks and cameras when they enroll with our service. In 2025, we contracted with a financing partner who can enable these customers to do so. For Cloudastructure, the financing model reduces sales friction and provides a more scalable path for expansion across multifamily, commercial real estate, and enterprise markets. This model offers us the following benefits:

•	Improves cash flow predictability;

•	Shortens sales cycles by reducing capital expenditure objections; and

•	Enhances attractiveness to customers with a capital-light, repeatable growth model.

The partnership is expected to accelerate Cloudastructure’s market penetration at a pivotal time, as demand for AI-driven surveillance solutions continues to surge in response to mounting liability pressures and heightened tenant safety expectations.

We further believe that, as we add additional AI capabilities, we will be able to increase pricing power for our cloud-based solution.

Our Existing Products and Services

Set forth in the table below is a summary of our existing products and services, their key features and the current target markets that they serve:

Product / Service	Description and Key Features
Cloud Service: Cloud Video Surveillance	Video surveillance stored in the Cloud with AI Computer Vision built on Machine Learning. Key features include: Secure offsite Cloud storage. AI Computer Vision including face recognition, license plate reading, object detection and more. Multiplatform (e.g., web, phone, tablet) browser-based access.
Cloud Service: Remote Guarding	Browser based Remote Guard call center software, allowing guards to work from any location or time zone. Key features include: customized AI alerts, real time Live View, other AI functions and more.
Guard Service: Remote Guards	Our in-house live agents monitor incoming alerts from the AI, talk down to people onsite through networked speakers, and provide real time notifications to customers or authorities in response to any dangerous or suspicious activity. Customers can use their own guards if desired.
Product: Cloud Video Recorder (CVR)	Our Cloud Video Recorder (“CVR”) is an internet of things (“IoT”) device that securely collects video from cameras and transmits it to our Cloud. The CVR is compatible with most existing or new cameras and stores data even if not connected to the internet.
Product: Cameras and Speakers	We resell networked, IP-based, cameras and speakers.
Product: Mobile Surveillance Trailer	Our Mobile Surveillance Trailer solution is a solar and battery powered video surveillance tower with wireless broadband that connects to our Cloud Video Surveillance and Remote Guarding services.
New Product: Mobile Surveillance Trailer with Drone	Our Mobile Surveillance Trailer with drone provides rapid, on-site security coverage by delivering real-time drone-enabled, wireless surveillance from a portable, self-contained trailer.
New Product: Solar Powered Enclosure	Our solar-powered enclosure delivers reliable surveillance in remote locations with limited power and no internet, powering and streaming securely through solar energy and edge-enabled connectivity.

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

Facial Recognition

Our premium feature Facial Recognition technology detects faces and then recognizes those faces. Customers can search for a known person in a database of faces (e.g., conducting a search for an employee named John Doe) or unknown person tagged by the system (e.g., Unknown123). Our system also employs “supervised learning” technologies, which allows our team and the end users to provide feedback on facial recognition accuracy. For example, the system can be taught “that’s not Dave, that’s John”, improving accuracy significantly over less advanced systems. Customers can also switch off this feature for jurisdictions that ban facial recognition technology.

Line Crossing

Our Line Crossing technology can “draw” a virtual line across a camera’s field of view, or a zone around any area (e.g. a door) where a customer wants to restrict access. This restriction can be set for specific time periods such as after hours. If the line is crossed or the zone is entered, an alert will be sent to the user and/or remote guards. The technology also possesses directional awareness, so for example, if a customer wishes to only receive an alert when someone enters the pool or enters a parking garage after hours, they can customize and reduce the number of alerts they receive.

Remote Guarding

Our cloud-based Remote Guarding solution is seamlessly integrated with our AI-driven surveillance platform to enhance the efficiency, scalability, and effectiveness of remote security monitoring.

•	Our artificial intelligence continuously analyzes video feeds across all connected cameras in real time.

•	The platform combines automated detection with human oversight, enabling Remote Guards to focus only on events that require review or intervention rather than continuously monitoring static video feeds.

•	When the AI identifies activity that may require attention, it automatically alerts a Remote Guard and presents the relevant video and contextual information.

•	This event-driven monitoring approach enables a single Remote Guard to oversee significantly more cameras than is possible with traditional guard monitoring while maintaining effective situational awareness.

•	The Remote Guard can then review the event in real time, determine whether intervention is necessary, and escalate the response as appropriate, including:

	•	Communicating with individuals on-site through integrated speaker systems;

	•	Notifying customer-designated on-site personnel when warranted; and

	•	Contacting emergency services when required.

This event-driven monitoring model allows customers to enhance security coverage while reducing reliance on costly traditional on-site guard staffing, which can result in lower operating costs and improved consistency of monitoring across multiple locations.

Advanced Video Processing Software

As part of our core service, Cloudastructure released a breakthrough video processing technology for our Cloud Video Recorders (CVRs), which dramatically reduces bandwidth requirements by eliminating the need for transcoding, while also lowering CPU utilization on the CVR itself. This advancement enables customers to support significantly more cameras per unit, resulting in lower deployment costs, simplified site operations, and an enhanced overall customer experience.

Other Specialized Features

Our products and services employ advanced technology, such as:

•	AI and machine learning to simultaneously decrease false positives and false negatives, improving overall accuracy;

•	Lower light, lower contrast and lower resolution computer vision abilities;

•	Persistent computer vision, whereby previous and future frames provide context for the analysis of the current frame;

•	Increased granularity in search sensitivity on a per object basis; and

•	Reducing latency for real-time operation like alerts for our Remote Guarding services.

Our Product and Service Installation and Delivery Processes

Our typical product and service installation and delivery process is as follows:

First, we install our custom, on-premises CVR, which integrates with a customer’s existing surveillance cameras, is network-secure, and only requires a power source and an Ethernet connection. The CVR replaces traditional network video recorders (NVRs) or other recording devices.

Our CVR then sends all motion viewed by a customer’s surveillance cameras to our Cloud-based systems. Once a customer’s video is on our Cloud, we have a unique advantage over most on-premises solutions in that we can run our customer’s surveillance video through powerful computational devices—e.g., NVIDIA ® GPU clusters—which would be impractical and cost-prohibitive for customers to deploy on site. We operate our services through both Cloudastructure-owned facilities and third-party facilities (e.g., Amazon Web Services and Google Cloud Platform). Our machine learning software can see across countless cameras more efficiently than humans ever could.

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

As part of our product and service installation and delivery process, we also provide comprehensive customer onboarding and training to make sure that our customers know how to use our services most effectively.

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

Our Reporting Segment

As of December 31, 2025, we have organized our operations into one reporting segment, focused on cloud-based AI video surveillance and remote guarding security services, based on the way we organize and evaluate our business internally.

Our Business Model

We operate under a Cloud services delivery model. We have found that we can compete most effectively with industry incumbents by pricing our products and services on a per camera per year basis. We believe that under this model, we can generate greater recurring revenue than our competitors while simultaneously providing a lower total cost of ownership to our customers. In addition, by leveraging our AI features, we are able to achieve security guard-level pricing for our Remote Guarding services, which can be 400% or more than we achieve with our surveillance service alone.

We deliver a one-stop security solution to our customers, which we believe provides greater quality control over the entire product and service installation and delivery processes. If an installer is required (typically for additional cameras, speakers and conduit/cable), we bundle these services using our trusted partners. In terms of hardware, in addition to our CVR, we also sell cameras and speakers, which are often required at each location.

Our Market

Our market is growing. The global physical security market is expected to grow from approximately $182.5 billion in 2025 to approximately $366.2 billion by 2034, implying a healthy compound annual growth rate of just over 8% as organizations invest in systems, services, and infrastructure to protect people, property, and data. Within this broader security spend, perimeter and infrastructure-focused solutions are a major pillar, one reflecting sustained demand for video-centric solutions that harden facilities and critical assets. These data points underscore a large, expanding addressable market for companies like ours that provide integrated physical security, video surveillance, and related services.

AI-enabled video surveillance is one of the fastest-growing segments of this ecosystem and is expected to significantly outpace growth in the broader monitoring market as analytics move from simple recording to automated understanding of scenes. Industry research forecasts that the AI in video surveillance industry will grow from approximately $3.9 billion dollars in 2024 to roughly $12.5 billion by 2030, a compound annual growth rate of 21.3% driven by computer-vision capabilities that our solution offers, including object detection, facial recognition, activity analysis, and anomaly detection. By processing the more than one billion cameras deployed globally and the trillions of minutes of video those devices generate, these AI systems transform video from a reactive forensic tool into a proactive detection and response layer that can flag suspicious behavior, automate routine monitoring, and enable intervention before incidents escalate.

In parallel, remote monitoring and “remote guarding” are emerging as a structural growth vector as enterprises blend human and artificial intelligence and migrate workloads to the cloud. Industry sources project steady expansion of the global remote monitoring market, with enterprises increasingly shifting video storage and management to cloud-based video management systems. As organizations adopt cloud and hybrid deployment models for security and seek to reduce manned guarding hours while improving coverage, AI-driven remote monitoring is positioned to capture an increasing share of budgets that have historically gone to on-site guards, suggesting a long-term mix shift from traditional guarding to technology-enabled remote guarding and monitoring services within the overall security market.

We are primarily focused on the multi-family and commercial property markets. Coherent Market Insights estimates that the global proptech market will be worth approximately $44.9 billion in 2025, marking an inflection point as real estate owners, operators, and investors accelerate adoption of digital tools across the property lifecycle with security at the most accelerated pace. According to the same study, the market is projected to grow at a 15% compound annual rate from 2025 to 2032, reaching approximately $119.5 billion by 2032 as software, data, and automation become embedded in core real estate workflows.

The report attributes this expansion to increasing digitization and automation of building systems, rising demand to enhance tenant experience and operational efficiency, and growing reliance on data-driven insights in real estate decision-making. It highlights especially strong adoption in commercial properties, which are expected to account for about 56% of proptech spending in 2025, and notes that cloud-based deployments will dominate due to their scalability, remote-management capabilities, and ability to integrate with IoT and AI technologies.

Cloudastructure contracts with both the ownership and asset management groups of large multi-family properties such as Greystar Real Estate Partners, Avenue5 Residential, LLC, Cushman & Wakefield, BH Management Services, LLC, FPI Management, Bozzuto, and more, each with portfolios of properties in the several hundreds, if not thousands. These groups are looking for cloud-based advanced AI and remote guarding services to increase the security of their properties and improve the overall tenant experience. Security is often one of the most frequently cited problems at multi-family properties as it can lead to higher costs from increased vacancy rates, poor reviews from residents, and rising insurance rates.

Although we are primarily focused on the multi-family real estate and commercial property markets, we think it is noteworthy that video surveillance systems can be used in nearly any environment. In our view, security and surveillance are necessary for nearly all organizations worldwide. Governments, enterprises, financial institutions and healthcare organizations are all expected or required to have a certain level of security and monitoring measures. As a result, there has been an increase in the demand for security applications, such as video surveillance to monitor and record borders, ports, transportation infrastructure, cities, corporate houses, educational institutes, public places, buildings and others, which is expected to drive the video surveillance market growth globally.

With a technological solution that uses AI, machine learning and digitization of data, Cloudastructure is capitalizing on this growing market need for an end-to-end centralized security system by expanding into vertical markets such as construction, transportation and logistics, and critical infrastructure.

Our Competition

Entities with competing solutions include: Avigilon (a subsidiary of Motorola Solutions, Inc.), Milestone Systems A/S (a Canon Inc. subsidiary), Verkada, Inc., Tyco Integrated Security LLC (a business unit of Johnson Controls International plc) and ECam (which recently purchased Stealth Monitoring, Inc.). The markets for our products and services are highly competitive, and we are confronted by aggressive competition in all areas of our business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of AI security and cloud-based video surveillance.

Principal competitive factors important to us include price, product features, relative price/performance, product quality and reliability, design innovation, a strong third-party software and accessories ecosystem, marketing and distribution capability, service and support and corporate reputation.

Our Customer Base

We focus on selling our products and services in the multi-family and commercial property management markets. In our experience, these markets are close-knit and relationship-based, with sales being highly reliant on word-of-mouth recommendations and customer testimonials. Larger property management firms in these markets are very protective of their reputations and often require a meaningful amount of diligence before selecting new, significant vendors. As part of that diligence process, property management firms almost always require references in the form of existing customer interviews and will likewise generally serve as references to other property management firms for services that they use and enjoy. In our experience, as a newer market entrant, establishing a strong customer list is a critical requirement to ramp up sales and an important metric used by property management firms when evaluating a prospective vendor. As of the date of this Form 10-K, we have been vetted through an extensive diligence process by, and signed contracts with, some of the largest property management and ownership groups in the markets in which we operate. Now that we have landed 6 of the top 10 property management firms (based on National Multifamily Housing Council’s 2025 NMCH 50 list) as clients, as well as many mid-tier property management firms, our strategy is to expand our relationships with these accounts with the goal of becoming the standardized AI security solution across their entire portfolios.

For the year ended December 31, 2025, Hasta Capital accounted for approximately 17%, RV Mobile Power accounted for approximately 17%, Federal Capitol Partners accounted for approximately 6%, and Greystar accounted for approximately 5% of our revenues, respectively. As of December 31, 2024, SunRoad Enterprises accounted for approximately 18%, Fairfield Properties accounted for approximately 9%, Wingate accounted for approximately 9%, and RV Mobile Power accounted for approximately 7% of our revenues, respectively. Other of our customers include the following, with the approximate percentage of revenue generated by each as of December 31, 2025, noted next to their names:

● Greystar Real Estate Partners* – 5% ● Cushman & Wakefield* – 1% ● Avenue5 Residential, LLC* – 2% ● Federal Capital Partners – 6% ● CONAM Management – 4% ● The Wolff Company – 2% ● Wingate – 4%

● Fairfield Properties – 4%

● SunRoad Enterprises – 4%

● RVMP – 17%

● The Breeden Company – 2%

● Gold Crown Management, Inc. – 2%

● Maiker Housing Partners – 3%

● Amurcon – 2%

● Pacific Urban Investors – 2%

*Top 10 property management company on the National Multifamily Housing Council’s 2025 NMCH 50 list.

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
—Morgan Kottowitz, American Landmark

Typically, our customers pay up front annually for services and sign our subscription and remote guarding agreements which govern the terms of service. Some of our larger customers require monthly billing arrangements. We allow cancellation of our services at any time unless a 3-year contract is signed, in which case penalties occur. Specifically, for CONAM, our agreement operates on a month-to-month basis and may be terminated by either party upon 30 days’ written notice. Immediate termination is possible under circumstances like non-payment or insolvency. For SunRoad, pricing is structured around an annual commitment, with services prepared and prepaid on an annual basis, and similarly, either party may terminate the agreement upon 30 days’ written notice without penalty. Additionally, we may terminate the agreement if SunRoad fails to pay fees or becomes insolvent. While these agreements are nominally annual contracts that auto-renew, they remain cancellable without penalty, as noted. We do not believe that we are substantially financially dependent on our relationship with any of our customers. Our remote guarding agreements focus on utilizing advanced technology, such as AI-driven surveillance and real-time monitoring, to actively protect property and escalate security incidents to law enforcement. In contrast, our subscription agreements are designed to give customers access to our broader suite of services, including video storage, real-time viewing, and account management features. While both agreements have similar legal structures, the remote guarding agreements are more specialized, emphasizing physical security and monitoring services. Our ideal customer for our solutions is an enterprise business with multiple locations in the multi-family real estate and commercial market space. The material terms of our remote guarding and subscription agreements are summarized below.

Remote Guarding Agreement

The remote guarding agreement includes strict confidentiality provisions, defining “Confidential Information” to encompass all business, financial, and personal details of the customer and related parties, including any recordings made during our services. We agree not to disclose this information without written consent, except as required by law. All intellectual property developed or used under the agreement remains the exclusive property of us and our subcontractors. Late payments incur interest at 1.5% per month, and the customer is responsible for collection costs, including legal fees. We reserve the right to suspend services for non-payment. The agreement operates on a month-to-month basis, terminable by either party with 30 days’ notice. Immediate termination may occur if the customer fails to pay, becomes insolvent, or enters bankruptcy. Liability is limited, with us and our affiliates not responsible for any indirect, incidental, punitive, special, or consequential damages, and total liability is capped at fees paid in the preceding 12 months. We make no warranties regarding the services provided, including any implied warranties of merchantability or fitness for a particular purpose. If the customer feels that the service is not meeting agreed-upon levels, they may notify us, and then we have 30 days to remedy the situation. If unresolved, the customer will not be responsible for fees from the time of notice until the issue is resolved. Disputes are resolved through arbitration in San Francisco under JAMS rules, though provisional remedies may be sought in court.

Subscription Agreement

The terms of our subscription agreement stipulate that any disputes will be resolved through binding arbitration, with both parties waiving the right to a jury trial. Subscribers agree to a subscription service with automatic recurring payments and must ensure payment information is kept current. If a subscriber’s account is delinquent, we reserve the right to suspend access. We grant subscribers a non-transferable license to use our services, subject to compliance with applicable laws and our terms. All intellectual property remains ours, and subscribers are prohibited from unauthorized use or distribution of our materials. Third-party components may be integrated into the service, but we are not responsible for third-party content or software. Prohibited conduct includes unauthorized access, violation of intellectual property rights, and interference with security features. The agreement can be terminated by either party with 30 days’ notice, and we reserve the right to modify or discontinue services without liability for service changes. Subscribers are responsible for indemnifying us for any unauthorized use, while we indemnify subscribers for intellectual property infringement claims. The service is provided “as is,” and we disclaim all implied warranties, limiting our liability to the fees paid in the prior 12 months. We do not assume liability for indirect, consequential, or punitive damages. Additionally, the terms of sale specify that products are sold under FCA (Free Carrier) terms, with title passing upon delivery to the carrier. We retain a security interest in the products until payment is received in full. Subscribers are responsible for complying with U.S. export control laws, sanctions, and anti-corruption regulations, and must not sell or promote our products through unauthorized means, including illegal platforms. Any returns are subject to a 20% restocking charge, and late payments incur interest at a rate of 5% per month.

Our Employees

As of December 31, 2025, we had 52 full-time equivalent employees and 2 part-time employees. We also use a considerable number of globally-sourced contractors from high-value regions such as India, Brazil and Eastern Europe who are not included in our employee count. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good. We generally enter into agreements with our employees that contain confidentiality provisions to control access to, and invention or work product assignment provisions to clarify ownership of, our proprietary information.

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

Suppliers

We currently utilize third-party suppliers of standard, off-the-shelf computers onto which we install software to turn them into our cloud video recorders. To date, we have bought computers primarily through Amazon.com Inc., Exxact Corporation, and Newegg Commerce, Inc., but there are a large number of other suppliers from whom we could source these computers should we have to source from alternative providers for any reason. Similarly, we source cameras and speakers primarily from Shenzhen Sunell Technology Corporation, but there are a large number of suppliers from whom we could source for these cameras and speakers should we have to source from alternative providers for any reason.

Strategic Acquisitions

Our core focus is to grow Cloudastructure organically. However, we may selectively evaluate strategic acquisition opportunities that would allow us to expand our footprint, broaden our client base and deepen our product and service offerings. We believe there can be meaningful synergies that result from acquiring small companies that provide unique solutions and opportunities for the Company and our clients. Integrating these solutions into our broader technology and client base and integrating acquisitions into our plan of operations may potentially result in revenues and cost synergies. In 2022, we completed acquisitions of two businesses: Visionful Holding Inc., a company that provided smart parking solutions for transit providers, and Infrastructure Proving Grounds, Inc., an internet-of-things cybersecurity company. However, we are not currently utilizing the assets we acquired from these businesses in our core operations. As of the date of this Form 10-K, we have not acquired any other businesses and are not currently pursuing any other acquisitions.

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

In the ordinary course of business, we and customers using our solutions access, collect, store, analyze, transmit and otherwise process certain types of data, including personal information, which subjects us and our customers to certain privacy and information security laws in the United States and internationally, including, for example, the California Consumer Privacy Act (the “CCPA”), and the California Privacy Rights Act (the “CPRA”), which significantly amended the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data, and significant data privacy and potential statutory damages related to data protection for the data of California residents.

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

Available Information

Holders of shares of our Class A common stock may obtain copies of our filings with the SEC, free of charge, from the SEC’s website, www.sec.gov, or from our website, www.cloudastructure.com.

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

Data privacy remains an evolving landscape, with new regulations coming into effect at both the domestic and international level. For example, various states, such as California, Massachusetts, and others, have implemented similar privacy laws and regulations, such as the California Consumer Privacy Act (the “CCPA”), which created new data privacy rights for users. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the California Privacy Rights Act of 2020 (the “CPRA”), which took effect January 1, 2023, expanded the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the CPRA. The CCPA and other similar laws could impact our business activities depending on how they are interpreted. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and became effective in 2023. Additional states have since also passed comprehensive privacy laws with additional obligations and requirements on businesses. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

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

Volatility in the trading price of our Class A common stock may also affect our ability to attract and retain qualified personnel. Many of members of our management and other key personnel hold equity awards that have vested in part or are exercisable, which could adversely affect our ability to retain these personnel. Shares of our Class A common stock were first listed on the Nasdaq Capital Market in January 2025, and the market price of the shares has declined significantly since the initial listing.

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

Issues raised by the use of AI (including machine learning) in our platforms may result in reputational harm or liability.

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

The level of competition in the security industry is high, with multiple exceptionally large, well-capitalized competitors holding a majority share of the market, such as Avigilon (a subsidiary of Motorola Solutions, Inc.), Tyco Integrated Security (a business unit of Johnson Controls International plc), Stealth Monitoring, GardaWorld Security Corporation (doing business as ECAMSECURE), EyeQ Monitoring and Watchtower. Many of the companies in the video surveillance market have longer operating histories, larger customer bases, significantly greater financial, technological, sales, marketing, and other resources than we do. At any point, these companies may decide to devote their resources to creating a competing solution which will impact our ability to maintain or gain market share in this industry. Further, such companies will be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or client requirements, more quickly develop new products, or devote greater resources to the promotion and sale of their products and services than we can. Likewise, their greater capabilities in these areas may enable them to better withstand periodic downturns in the video surveillance industry and compete more effectively on the basis of price and production. In addition, new companies may enter the markets in which we compete, further increasing competition in the video surveillance industry.

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

Our business may be adversely impacted by leverage in connection with acquisitions.

As stated above, we may pursue strategic acquisitions as part of our business strategy. If we are able to identify acquisition candidates, such acquisitions may be financed with a substantial amount of indebtedness. Although the use of leverage presents opportunities to increase our profitability, it has the effect of potentially increasing losses as well. If income and appreciation from acquisitions acquired through debt are less than the cost of the debt, the total return will decrease. Accordingly, any event which adversely affects the value of an acquisition will be magnified to the extent we are leveraged and we could experience losses substantially greater than if we did not use leverage.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives. We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.

As a public company since only January 2025, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules and regulations subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly, and event driven reports with respect to their business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations have increased our legal and financial compliance costs, have made certain activities more time-consuming and costly, and require our management and other personnel to devote a substantial amount of time to compliance initiatives. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

As a public company, we are also required to maintain disclosure controls and procedures. Disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. We believe a control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Our Company was incorporated under the laws of the State of Delaware on March 28, 2003, as Connexed Technologies Inc. However, the Company was a development stage company until 2021. The likelihood of our creation of a successful business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business, operation in a competitive industry, and the continued development of our technology and products. We anticipate that our operating expenses will increase for the near future, and there is no assurance that we will be profitable in the near future. You should consider our business, operations, and prospects in light of the risks, expenses and challenges faced as an emerging growth company.

We have historically operated at a loss, which has resulted in an accumulated deficit.

For the fiscal years ended December 31, 2025 and December 31, 2024, we incurred net losses of approximately $8.5 million and approximately $6.5 million, respectively. There can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit, would affect our cash flows, would affect our efforts to raise capital and is likely to result in a decline in the value of your investment in our Company.

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

Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities and growth. The Company will continue to invest in building out its sales and marketing teams as well as maintain a robust engineering and development team. General and administrative expenses will increase as we grow and because the cost of maintaining a public company is significantly higher than maintaining a privately held company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

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

We may seek additional capital through a variety of means, including through equity, debt financings, or other sources. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. During 2025, we raised capital through the sale of our preferred stock, which is convertible into our Class A common stock. We also have financing facilities in place that may result in additional sales of our convertible preferred stock and/or Class A common stock. Please see Note 5, Share Capital below for more information. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder.

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

We have historically incurred losses from operations. For the fiscal year ended December 31, 2025, we incurred a net loss of approximately $8.5 million and, as of December 31, 2025, we had an accumulated deficit of approximately $49.3 million. Our failure to generate sufficient revenues, effectively manage expenses or raise additional capital could adversely affect our ability to achieve our intended business objectives.

Since inception we have relied primarily on financing activities to fund our operations, including raising over $35 million in funding in an offering under Regulation A of the Securities Act. During 2025, we raised additional capital through the sale of shares of our Series 1 Convertible Preferred Stock (the “Series 1 Preferred”) for gross proceeds of $6.3 million and the sale of shares of our Series 2 Convertible Preferred Stock (the “Series 2 Preferred”) for aggregate gross proceeds of $11.0 million. The Series 1 Preferred shares and Series 2 Preferred shares were sold to Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”). Pursuant to the agreement we have in place with Streeterville, we may sell additional shares of our Series 2 Preferred to Streeterville for aggregate gross proceeds of $29.0 million, subject to the terms and conditions of that agreement.

In addition, we have entered into an Equity Purchase Agreement with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), that gives us the right, subject to the terms and conditions of that agreement, to require that Atlas purchase up to an aggregate of $50.0 million of our Class A common stock. The Equity Purchase Agreement expires November 25, 2024. In February 2026, we entered into an Equity Distribution Agreement with Maxim Group, LLC, a Delaware limited liability company (“Maxim”), that allows us to sell shares of our Class A common stock in an “at-the-market” offering through Maxim, as sales agent, for aggregate gross proceeds of $9.0 million, subject to the terms and conditions of that agreement.

Please see Note 5, Share Capital below for more information regarding these various financing arrangements.

We believe our ability to sell additional shares of our Series 2 Preferred stock to Streeterville and our ability to sell shares of our Class A common stock to Atlas and through our agreement with Maxim, in each case subject to the respective terms and conditions of those agreements, will provide us with, and allow us to maintain, stockholders’ equity in excess of the required minimum under Nasdaq Listing Rule 5505(b) as well as enable us to fund our operations through at least the next 12 months. Nasdaq Listing Rule 5505(b)(1) requires that we maintain stockholders' equity of at least $2.5 million for continued listing on the Nasdaq Capital Market. As of December 31, 2025, our stockholders' equity was approximately $8.9 million. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. It is possible that we may not be able to satisfy all of the requirements and conditions to allow us to sell additional shares of our capital stock through the financing arrangements described above, including if we are unable to regain compliance with the minimum bid price requirement applicable under Nasdaq rules, as described below.

We do not currently have any debt financing, but we may pursue debt financing to raise capital necessary to fund our operations, particularly if we are unable to sell additional shares of capital stock through the financing arrangements described above. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business.

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

We derive a significant portion of our revenues from a few major customers. For the year ended December 31, 2025, Hasta Capital accounted for approximately 17%, RV Mobile Power accounted for approximately 17%, Federal Capitol Partners accounted for approximately 6%, and Greystar accounted for approximately 5% of our revenues, respectively. For the year ended December 31, 2024, SunRoad Enterprises accounted for approximately 18%, Avenue 5 accounted for approximately 11%, and Fairfield Residential accounted for approximately 9% of our total revenues, respectively. There are inherent risks whenever a large percentage of total revenue is derived from a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers. If we experience declining or delayed sales from these customers due to market, economic or competitive conditions, we could be pressured to reduce our prices or our customers could decrease the purchase quantity of our products and services, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any one of our largest customers terminates the purchase of our products and services, such termination would materially negatively affect our revenues, results of operations and financial condition. Moreover, our reliance on a limited number of customers may limit our bargaining power and ability to negotiate favorable terms in future contracts. If we are unable to diversify our customer base and reduce our dependence on a small number of customers, our business, operating results, and financial condition could be adversely affected by any negative developments involving these key customers. To mitigate these risks, we are actively seeking to expand our customer base and reduce our reliance on a few significant customers. However, there can be no assurance that we will be successful in these efforts, and our financial performance may continue to be significantly influenced by our key customers.

Risks Related to the Ownership of Our Class A common stock

We received a notice from Nasdaq that our Class A common stock may be delisted from trading on the Nasdaq Capital Market if we fail to comply with the continued listing requirements, including the minimum bid price requirement. A delisting of our Class A common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

We are required to comply with certain Nasdaq continued listing requirements, including a minimum bid price for our Class A common stock, as well as a series of financial tests relating to stockholder equity, market value of listed securities and number of market makers and stockholders. If we fail to maintain compliance with any of those requirements, our common shares could be delisted from Nasdaq.

On February 17, 2026, we received a letter (the “Notification Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our Class A common stock for the last 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

The Notification Letter does not result in the immediate delisting of our Class A common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days, or until August 17, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period.

If we do not regain compliance by August 17, 2026, we may be eligible for an additional 180 calendar day compliance period. To qualify for the additional compliance period, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market (except for the bid price requirement) and must provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If we do not regain compliance within the allotted compliance period(s), or if we are otherwise not eligible for an additional compliance period, Nasdaq will provide notice that our Class A common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of our Class A common stock and will consider available options to regain compliance with the minimum bid price requirement, which may include effecting a reverse stock split, if necessary and if approved by our stockholders. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement.

If our Class A common stock is delisted from trading on Nasdaq, and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

•	the liquidity of our Class A common stock;
•	the market price of our Class A common stock;
•	our ability to obtain financing for the continuation of our operations;
•	the number of investors that will consider investing in our common stock;
•	the availability of information concerning the trading prices and volume of our common stock; and
•	the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, our failure to maintain the listing of our Class A common stock on the Nasdaq Capital Market may result in the loss of confidence in our company and could trigger defaults or penalties under existing or future agreements that include listing-based covenants, including the sales agreement with Maxim and the Series 2 Purchase Agreement and Equity Line of Credit described above. While companies that lose their Nasdaq listing may have their securities quoted on the over-the-counter market during any appeal period, trading on such venues is typically more limited, less transparent, and more volatile than on a national securities exchange, which could further depress the price and liquidity of our shares.

An active trading market for our Class A common stock may not be sustained, and the market price of shares of our Class A common stock may be volatile.

Prior to the listing of our Class A common stock in January 2025, there was no public market for shares of our Class A common stock. However, while our Class A common stock is now publicly traded, there can be no assurance that an active and liquid trading market for our Class A common stock will continue to develop or be sustained, which could depress the market price of shares of our Class A common stock and could affect the ability of our stockholders to sell our Class A common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our Class A common stock. An inactive market may also impair our ability to raise capital by selling shares of our Class A common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using shares of our Class A common stock as consideration.

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

Sales of a substantial number of our Class A common stock in the public market could cause the price of our shares of Class A common stock to further decline, which could impair our ability to raise capital through the future sale of additional equity securities.

Substantial sales of our Class A common stock could result in an oversupply of our Class A common stock on Nasdaq and cause the public trading price of our Class A common stock to decline significantly. Even the perception that such sales may occur could depress the market price of our shares of Class A common stock and could impair our ability to raise capital through the future sale of additional equity securities. Since our Class A common stock was initially listed on Nasdaq in January 2025, our founder has sold over 1,300,000 shares of our Class A common stock and may continue to sell additional shares in the future. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

As described under Note 5, Share Capital below, we currently have three financing arrangements in place that may result in our sale of a substantial number of shares of Class A common stock or shares of our Series 2 Preferred stock, which is convertible into shares of our Class A common stock. Each of these three financing arrangements are likely to result in significant additional shares of our Class A common stock being issued and sold, which would likely cause further downward pressure on the price of our Class A common stock.

As of February 28, 2026, we have 5,638 shares of Class B common stock outstanding, which have super voting rights.

Our common stock consists of Class A common stock and Class B common stock. Our Class B common stock is entitled to 20 votes per share. In addition to the dilutive effect on the voting power and value of our Class A common stock, the foregoing structure of our capital stock may render our Class A common stock ineligible for inclusion in certain securities market indices, and thus adversely affect the price and liquidity of, and public sentiment regarding, our Class A common stock or other securities. The existence of, and voting rights associated with, our Class B common stock, either alone or in conjunction with certain of the other provisions of our charter could also have the effect of delaying, deterring or preventing a change in our control or make the removal of our management more difficult.

You may be diluted by future issuances of preferred stock or additional Class A common stock in connection with our financing arrangements, incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our charter authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We could issue a significant number of shares of Class A common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Class A common stock.

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

To raise additional capital, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders. In addition, to the extent that outstanding warrants or options are exercised, new options or other equity awards are issued under our Incentive Plan, or we issue additional shares in the future, stockholders may experience further dilution.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred stock, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

We do not intend to pay dividends on our common stock, so any returns will be substantially limited to the value of our common stock.

We have no current plans to pay any cash dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends from future earnings for the foreseeable future. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on our payment of dividends to our stockholders and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our charter provides that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the Exchange Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our charter, but there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

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

Our charter provides that our directors and officers will be indemnified by us to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, in our amended and restated certificate of incorporation and any indemnification agreements that we enter into with our directors and officers:

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

Item 3. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of December 31, 2025, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

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

Holders of Record

As of February 28, 2026, there were 9,584 holders of record of our Class A common stock, and six holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

All unregistered sales of our equity securities since January 1, 2025, have previously been reported by us in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Overview and Recent Developments

We were formed under the laws of the State of Delaware on March 28, 2003. We provide an award-winning cloud-based artificial intelligence (“AI”) video surveillance and Remote Guarding (as described below) service built on AI and machine learning platforms.

Compliance with NASDAQ Listing Rule 5550(a)(2)

On February 17, 2026, we received a letter (the “Notification Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our Class A common stock for the last 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Notification Letter does not result in the immediate delisting of our Class A common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days, or until August 17, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period.

If we do not regain compliance by August 17, 2026, we may be eligible for an additional 180 calendar day compliance period. To qualify for the additional compliance period, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market (except for the bid price requirement) and must provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), or if we are otherwise not eligible for an additional compliance period, Nasdaq will provide notice that our Class A common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of our Class A common stock and will consider available options to regain compliance with the minimum bid price requirement, which may include effecting a reverse stock split, if necessary and if approved by our stockholders. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement.

History of the Company and Overview of Our Business

We operated as a small Silicon Valley startup until early 2021 when we raised over $35 million in funding under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”). With these funds, we quickly built a sales, marketing and support structure and achieved a degree of early success in the property management space. As of the date of this Form 10-K, we have contracts in place with five of the top 10 property management companies on the National Multifamily Housing Council’s (“NMHC’s”) 2024 NMCH 50 list (Greystar Real Estate Partners, Avenue5 Residential, LLC, Cushman & Wakefield, BH Management Services, LLC and FPI Management, Inc.). Our cloud-based solutions allow our customers to provide real-time safety and security solutions for their properties, as well as easily manage security across all of their locations. As of the date of this Form 10-K, we are focused on expanding into more of our existing top tier customer locations and acquiring additional customers in the property management (“proptech”) space, and we anticipate entering into additional markets in 2026.

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

Net Revenues

Our net revenues are primarily derived from subscriptions to our core business services, including cloud video surveillance and Remote Guarding, as well as from hardware sales and installation services.

Revenues from cloud video surveillance and Remote Guarding services are billed based on the number of camera views deployed by the customer. Hardware revenues consist primarily of sales of cloud video recorders, surveillance cameras, and horn and axis speakers held in inventory. Installation services represent labor associated with the deployment and configuration of hardware and related software.

Hardware revenues are recognized upon shipment of the related products to the customer, while installation service revenues are recognized based on the percentage of completion of the services performed. Subscription revenues are billed either monthly or annually and are recognized over the contractual service period in accordance with ASC 606, Revenue from Contracts with Customers.

Cost of Goods Sold

Our cost of goods sold primarily consists of hosting costs associated with the delivery of our cloud-based services, including data storage, bandwidth, and related infrastructure expenses. Cost of goods sold also includes the cost of equipment sold to customers, such as cloud video recorders, surveillance cameras, and related peripherals, as well as labor and third-party costs incurred in connection with installation services. In addition, cost of goods sold includes compensation, benefits, and other direct costs associated with personnel in our operations department who support the delivery, monitoring, and maintenance of our services.

Operating Expenses

Our operating expenses consist of general and administrative, research and development, and sales and marketing expenses, and include both cash and non-cash items.

General and administrative expenses primarily include salaries and benefits, professional fees, consulting costs, and other expenses related to the administrative and corporate functions of the Company. Research and development expenses consist primarily of product development costs, including employee compensation and related expenses. Sales and marketing expenses include public relations, advertising, and direct marketing costs, as well as personnel-related expenses associated with sales and marketing activities.

Total operating expenses also include non-cash expenses, primarily consisting of depreciation expense, bad debt expense, and stock-based compensation expense.

Comparison of Year Ended December 31, 2025, to the Year Ended December 31, 2024

Net Revenues

Net revenues increased to $5,065,529 in 2025 from $1,364,293 in 2024, representing an increase of $3,701,236, or approximately 271%. The increase was driven by growth across all revenue categories, reflecting continued customer adoption of our services, expanded deployments, and increased sales activity.

Cloud Video Surveillance revenue increased to $767,026 in 2025 from $323,475 in 2024, an increase of $443,551, or approximately 137%. This increase was primarily attributable to a higher number of subscribed camera views resulting from new customer acquisitions and expansion of deployments with existing customers.

Remote Guarding revenue increased to $706,349 in 2025 from $282,849 in 2024, an increase of $423,500, or approximately 150%. The increase was driven by increased customer demand for remote monitoring services, as well as growth in the installed base of cameras eligible for remote guarding.

Hardware revenue increased to $1,464,603 in 2025 from $341,193 in 2024, an increase of $1,123,410, or approximately 329%. The increase was primarily due to higher volumes of hardware sold in connection with larger customer deployments and bundled service offerings compared to the prior year.

Other revenue, which includes installation services, door subscriptions, and other ancillary services, increased to $2,127,551 in 2025 from $416,776 in 2024, an increase of $1,710,775, or approximately 410%. This increase was largely attributable to higher installation activity associated with increased hardware sales, expanded customer deployments, and increased adoption of additional subscription-based services.

Overall, the increase in net revenues reflects continued execution of our growth strategy, expansion of our customer base, and increased penetration of our integrated hardware, installation, and subscription-based service offerings.

The following table summarizes our revenue by service line:

	Year Ended December 31,
	2025	2024
Cloud Video Surveillance	$767,026	$323,475
Remote Guarding	706,349	282,849
Hardware	1,464,603	341,193
Other (installation, door subscriptions, etc.)	2,127,551	416,776
	$5,065,529	$1,364,293

The significant increase in hardware and installation revenue during fiscal year 2025 was primarily attributable to initial deployment activity associated with new customer acquisitions and the expansion of existing customer relationships. As new customer locations are onboarded, we typically experience an initial period of higher hardware and installation revenue, followed by a shift toward recurring subscription-based revenue as those locations transition to ongoing cloud video surveillance and Remote Guarding services. We expect the proportion of recurring subscription revenue to increase over time as our installed base matures, although the timing and pace of this shift will depend on the rate of new customer acquisitions and the scope of future deployment activity.

Of total net revenues of $5,065,529 for the year ended December 31, 2025, approximately $1,473,375, or 29%, was derived from recurring subscription services (Cloud Video Surveillance and Remote Guarding), while the remaining $3,592,154, or 71%, was derived from non-recurring hardware sales and installation services.

Cost of Goods Sold

Cost of goods sold increased to $3,576,688 in 2025 from $984,447 in 2024, representing an increase of $2,592,241, or approximately 263%. The increase was primarily attributable to higher service delivery costs associated with significant revenue growth, increased customer deployments, and expanded installation activity during 2025.

Hosting and data center bandwidth costs increased to $331,546 in 2025 from $273,128 in 2024, an increase of $58,418, or approximately 21%. This increase was primarily driven by higher data storage, bandwidth usage, and infrastructure costs resulting from growth in cloud video surveillance subscriptions and increased camera deployments.

Remote Guarding costs increased to $261,956 in 2025 from $114,440 in 2024, an increase of $147,516, or approximately 129%. The increase was primarily attributable to higher labor and monitoring costs associated with the expansion of Remote Guarding services and increased customer utilization, as well as costs related to the establishment of our India-based subsidiary, which commenced operations in July 2025.

Hardware costs increased to $754,873 in 2025 from $218,025 in 2024, an increase of $536,848, or approximately 246%. This increase was driven by higher volumes of hardware sold in connection with larger customer deployments and increased overall sales activity.

Installation labor costs increased to $2,228,313 in 2025 from $378,853 in 2024, an increase of $1,849,460, or approximately 488%. The increase was primarily attributable to a substantial increase in installation activity related to hardware sales and customer deployments, as well as increased internal and third-party labor costs required to support this growth.

Overall, the increase in cost of goods sold reflects higher service delivery, hardware, and installation costs incurred to support the Company’s significant revenue growth and expanded operational scale during 2025.

	Year Ended December 31,
	2025	2024
Hosting and Data Center Bandwidth	$331,546	$273,128
Remote Guarding	261,956	114,440
Hardware	754,873	218,025
Installation Labor	2,228,313	378,853
	$3,576,688	$984,447

Operating Expenses

The following table summarizes our operating expenses for the year ended December 31, 2025, and as compared to the same period in 2024:

	Year Ended December 31,
	2025	2024
General and administrative	$2,439,401	$1,240,930
Research and development	1,883,461	1,266,229
Sales and marketing	2,882,042	1,812,751
Non-cash expenses (stock comp, depreciation, bad debt, etc.)	2,431,509	2,245,411
	$9,636,413	$6,565,320

General and administrative expenses. General and administrative expenses increased to $2,439,401 in 2025 from $1,240,930 in 2024, an increase of $1,198,471, or approximately 97%. The increase was primarily driven by higher payroll and consulting expenses incurred to support the Company’s growth and expanded corporate infrastructure.

•	Payroll expenses increased by $623,157 compared to the prior year, reflecting increased headcount, higher compensation levels, and the impact of personnel added during 2025. These hires were primarily related to administrative, finance, and operational support functions. The year-over-year increase also reflects the fact that all personnel experienced salary reductions during 2024, with a compensating bonus for the related shortfall paid out in 2025.

•	Consulting expenses increased by $371,883 year over year, primarily due to increased use of third-party consultants for accounting, compliance, internal controls, and other strategic initiatives associated with scaling the business.

•	Professional services expenses increased by $68,764, reflecting higher legal, audit, and advisory costs related to increased business activity and compliance requirements.

•	The remaining increase in general and administrative expenses was attributable to higher equipment, facilities, and other general corporate costs and was not individually material.

Overall, the increase in general and administrative expenses reflects investments made to support the Company’s growth, operational complexity, and corporate governance requirements.

Research and development expenses. Research and development expenses increased to $1,883,461 in 2025 from $1,266,229 in 2024, representing an increase of $617,232, or approximately 49%. The increase was primarily attributable to higher payroll and consulting expenses related to expanded product development efforts.

•	Payroll expenses increased by $505,287 year over year, primarily reflecting higher compensation costs for existing personnel. The increase also reflects salary reductions implemented during 2024, with a compensating bonus for the related shortfall paid in 2025. These costs were incurred to support the ongoing development and enhancement of the Company’s technology platform and service offerings.

•	Consulting expenses increased by $83,518 compared to the prior year, primarily due to continued use of third-party development resources and specialized technical consultants to accelerate product development initiatives.

•	The remaining changes in research and development expenses, including equipment and other costs, were not individually material.

Overall, the increase in research and development expenses reflects the Company’s continued investment in its technology platform and product innovation to support long-term growth.

Sales and marketing expenses. Sales and marketing expenses were the largest component of operating expenses in 2025 and increased to $2,882,042 from $1,812,751 in 2024, representing an increase of $1,069,291, or approximately 59%. The increase was primarily attributable to higher payroll and increased sales and marketing program costs incurred to support revenue growth and customer acquisition.

•	Payroll expenses increased by $744,700 year over year, primarily reflecting the addition of sales and marketing personnel during 2025, as well as higher compensation levels associated with these hires. These personnel additions were made to expand sales coverage, support customer acquisition efforts, and drive increased demand for the Company’s products and services. The increase also includes the effect of salary reductions in 2024 and a compensating bonus paid in 2025.

•	Sales and marketing program costs increased by $342,997 compared to the prior year, primarily due to increased spending on advertising, marketing campaigns, lead generation activities, and other customer acquisition initiatives.

•	The remaining changes in sales and marketing expenses were attributable to routine fluctuations in travel, facilities, and other costs and were not individually material.

Overall, the increase in sales and marketing expenses reflects the Company’s strategic investments in personnel and marketing initiatives to support continued revenue growth.

Non-cash expenses. Non-cash operating expenses increased to $2,429,509 in 2025 from $2,245,411 in 2024, representing an increase of $14,098, or approximately 8%. Non-cash expenses primarily consist of stock-based compensation, depreciation expense, and bad debt expense.

•	Stock-based compensation expense increased by $293,942, or 14%, compared to the prior year. The increase was primarily attributable to equity awards granted to employees during 2025, including grants associated with increased headcount and retention initiatives.

•	Depreciation expense increased by $17,304, or 24%, reflecting additional capitalized assets placed into service during the year.

•	Bad debt expense decreased by $127,148, or approximately 92%, compared to the prior year. The decrease was primarily attributable to improved collections experience and lower levels of uncollectible accounts during 2025.

Overall, the change in non-cash operating expenses reflects higher equity-based compensation and depreciation, partially offset by a reduction in bad debt expense.

Net Loss

As a result of the foregoing, net loss for the year ended December 31, 2025 was approximately $8,462,000, compared to $6,535,000 for the year ended December 31, 2024, representing an increase in net loss of approximately $1,927,000, or approximately 29%.

Revenue and cost of sales resulted in gross profit of approximately $1,489,000 for the year ended December 31, 2025, compared to gross profit of approximately $374,000 for the year ended December 31, 2024. Despite the significant improvement in gross profit, the increase in net loss was primarily attributable to higher operating expenses, including increased sales and marketing, general and administrative, and research and development expenses incurred to support revenue growth, expand operations, and invest in personnel, technology, and corporate infrastructure.

Overall, the increase in net loss reflects the Company’s continued investment in growth initiatives and operational scale, which exceeded the improvements in gross profit during the year.

Off-Balance Sheet Arrangements

As of the date of this Form 10-K, we have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Overview

From inception we have funded our operations principally through the net proceeds from sales of our capital stock and to a lesser extent from cash flows generated from operating activities.

Summary of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands)	2025	2024
Net cash (used in) operating activities	$(6,917)	$(3,277)
Net cash (used in) investing activities	(315)	(27)
Net cash provided by financing activities	15,633	(685)
Cash and cash equivalents at end of period	$8,453	$52

Operating Activities

Net cash used in operating activities was $6,917,000 for the year ended December 31, 2025, compared to $3,277,000 for the year ended December 31, 2024. The increase in cash used in operating activities was primarily attributable to the Company’s increased net loss and higher operating expenses associated with expanded sales and marketing, research and development, and general and administrative activities. These increases were partially offset by changes in working capital, including timing of customer collections and vendor payments.

Investing Activities

Net cash used in investing activities was $315,000 for the year ended December 31, 2025, compared to $27,000 for the year ended December 31, 2024. Cash used in investing activities during 2025 primarily related to purchases of property and equipment to support the Company’s operational growth, including investments in technology infrastructure and office equipment.

Financing Activities

Since inception we have relied primarily on financing activities to fund our operations, including raising over $35 million in funding in an offering under Regulation A of the Securities Act, and through the sale of preferred stock. Please see Note 5, Share Capital below.

Net cash provided by financing activities was $15,633,000 for the year ended December 31, 2025, compared to net cash used in financing activities of $685,000 for the year ended December 31, 2024. The increase was primarily attributable to proceeds from financing transactions with Streeterville completed during 2025, which were used to fund operating losses, support growth initiatives, and strengthen the Company’s liquidity position.

The following table summarizes our financing activities for the years ended December 31, 2025, and 2024.

	Years Ended December 31,
(in thousands)	2025	2024
Proceeds from issuance of Class A common stock	$128	$7
Proceeds from issuance of Preferred stock	17,250	–
Preferred dividends payable	512	–
Registration Statement related costs	(2,257)	(692)
	$15,633	$(685)

Funding Requirements

We anticipate incurring additional losses for the foreseeable future, and we may never become profitable. As described above, our operating expenses increased significantly from 2024 to 2025 as a result of our growth. We expect operating expenses to continue to increase in connection with our ongoing activities, particularly as we continue development of our existing and new products and services. In addition, we expect to continue to incur further costs and expenses associated with being a public company and working to maintain the listing of our Class A common stock on Nasdaq.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We have incurred operating losses and negative cash flows from operations since inception. As of December 31, 2025, we had an accumulated deficit of approximately $49,000,000. Management expects to continue to incur operating losses and negative cash flows for the foreseeable future.

As of December 31, 2025, we had approximately $8,453,000 of cash on hand and approximately $8,605,000 of net working capital (including cash on hand), and our anticipated operating requirements for the next 12 months, assuming the maintenance of our current operations, do not exceed our available capital resources. We believe that the Series 2 Equity Financing, the Equity Line, and the ATM Facility that we have in place, as described in Note 5, Share Capital below, will provide us with, and allow us to maintain, stockholders’ equity in excess of the required minimum under Nasdaq Listing Rule 5505(b) as well as enable us to fund our operations through at least June 30, 2027. Nasdaq Listing Rule 5505(b)(1) requires that we maintain stockholders' equity of at least $2.5 million for continued listing on the Nasdaq Capital Market. As of December 31, 2025, our stockholders' equity was approximately $8.9 million. Notwithstanding, we may also raise additional capital pursuant to one or more registered offerings of equity or debt securities.

However, if we are unable to raise additional capital or otherwise obtain funding as and when needed or on attractive terms, we could be forced to reduce operations or delay or eliminate new or existing products and services, which could raise substantial doubt about our ability to continue as a going concern. Our ability to raise additional capital or otherwise obtain necessary funding is likely to be significantly dependent on our ability to maintain the listing of our Class A common stock on Nasdaq.

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

During the periods presented, we had an outstanding obligation to the SEC pursuant to the terms of a final settlement. See “Business—Legal Proceedings” for additional details regarding the settlement. Our obligation was paid in full on August 9, 2024. We do not have any other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

Cloudastructure Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cloudastructure Inc. (the “Company”) as of December 31, 2025, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the years then ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered loss from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada
March 31, 2026
PCAOB ID Number 6797

Cloudastructure, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share numbers)

	Year Ended December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8,453	$52
Accounts receivable	874	196
Inventory	304	249
Other current assets	186	38
Total current assets	9,817	535

Non-current assets:
Fixed assets, net	305	80

TOTAL ASSETS	$10,122	$615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$531	$629
Accrued expenses	8	–
Deferred revenue	590	489
Preferred Dividends Payable	83	–
Total current liabilities	1,212	1,118

TOTAL LIABILITIES	1,212	1,118

Stockholders’ equity:
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 23,905,560 and 14,020,543 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2	1
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 5,638 and 571,011 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	0	–
Preferred Stock, $0.0001 par value; 150,000,000 shares authorized; 5,166 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	0	–
Additional paid-in capital	60,191	40,351
Accumulated deficit	(51,281)	(40,856)
Accumulated other Comprehensive Income	(2)	–
TOTAL STOCKHOLDERS’ EQUITY	8,910	(503)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,122	$615

See accompanying notes to the financial statements.

Cloudastructure, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues	$5,066	$1,364
Cost of goods sold	(3,577)	(990)
Gross profit (loss)	1,489	374

Operating expenses:
General and administrative	2,439	1,241
Research and development	1,883	1,266
Sales and marketing	2,882	1,813
Non-cash expenses	2,432	2,245
Total operating expenses	9,635	6,565

Loss from operations	(8,147)	(6,191)

Other income/(expenses), net:
Interest income	203	88
State & sales taxes	(4)	(6)
Preferred dividends	(513)	–
SEC settlements	–	(426)
Realized gain/loss	(2)	–

Net loss	$(8,462)	$(6,535)

Deemed dividend for original issue discount on preferred shares	(1,963)	–
Net Loss Available to Common Stockholders	$(10,425)	$(6,535)

Net Loss per Common Share:
Basic	$(0.55)	$(0.45)
Diluted	$(0.55)	$(0.45)

Weighted Average Common Shares Outstanding
Basic	18,829,585	14,566,498
Diluted	18,829,585	14,566,498

See accompanying notes to the financial statements.

F-3

Consolidated Statements of Comprehensive Income

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2025	2024
Net Income (Loss)	$(8,462)	$(6,535)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(2)	–
Comprehensive Income	$(8,464)	$(6,535)

See accompanying notes to the financial statements.

Cloudastructure, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share and per share numbers)

	Common Stock, Class A		Common Stock, Class B		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023	13,800,418	$–	753,857	$–	–	$–	$39,001	$(34,321)	$4,681
Issuances of Class A and Class B shares, net of issuance costs	184,029	–	(146,750)	–	–	–	(685)	–	(685)
Conversion of Class B to Class A shares	36,096	–	(36,096)	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	2,035	–	2,035
Net loss	–	–	–	–	–	–	–	(6,535)	(6,535)
Balance as of December 31, 2024	14,020,543	$1	571,011	$–	–	$–	$40,351	$(40,856)	$(503)

Issuances of Class A and Class B shares, net of issuance costs	2,626,925	–	–	–	–	–	1,639	–	1,639
Conversion of Class B to Class A shares	565,373	–	(565,373)	–	–	–	–	–	–
Issuance of Preferred Shares	–	–	–	–	5,166	–	–	–	–
Conversion of Preferred Shares to Class A Shares	6,894,459	–	–	–	–	–	13,909	–	13,909
Stock-based compensation	–	–	–	–	–	–	2,329	–	2,329
Deemed Dividend related to issuance of Preferred Shares	–	–	–	–	–	–	1,963	(1,963)	–
Net loss	–	–	–	–	–	–	–	(8,462)	(8,462)
Balance as of December 31, 2025	24,107,300	$2	5,638	$–	5,166	$–	$60,191	$(51,281)	$8,910

See accompanying notes to the financial statements.

Cloudastructure, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(8,462)	$(6,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	72
Foreign currency translation adjustments	(2)	–
Stock-based compensation	2,329	2,035
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(678)	155
(Increase) Decrease in other current assets	(195)	151
Increase (Decrease) in accounts payable	(98)	601
Increase (Decrease) in accrued expenses	8	(48)
Increase (Decrease) in deferred revenue	101	292
(Increase) Decrease in other assets	(9)	–
(Increase) Decrease in other current liabilities	1	–
Net Cash Used in Operating Activities	(6,917)	(3,277)

Cash Flows from Investing Activities
Purchase of fixed assets	(315)	(27)
Net cash provided by (used in) investing activities	(315)	(27)

Cash Flows from Financing Activities
Proceeds from issuances of Class A shares	128	7
Proceeds from issuance of Preferred Shares	17,250	–
Preferred dividends payable	512	–
S1 filing costs	(2,257)	(692)
Net Cash Provided by Financing Activities	15,633	(685)

Net Change in Cash	8,401	(3,989)
Cash at Beginning of Period	52	4,042
Cash at End of Period	$8,453	$52

Supplementary disclosure of non-cash financing activities
Equity issued for non-cash consideration	$429	$–
Accrued preferred dividends	$83	$–
Equity issuance costs	$1,963	$–

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

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms, Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. We routinely assess our outstanding accounts receivable and recorded a reserve for estimated uncollectible accounts of $17,204 and $5,816 at December 31, 2025, and 2024, respectively.

Inventory

Inventories are stated at the lower of weighted-average cost or net realizable value. Cost includes all expenditures incurred in bringing each product to its present location and condition. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The Company maintains a reserve for obsolescence for estimated excess, slow-moving, or unmarketable inventory based on periodic reviews of inventory levels, historical usage, and future sales forecasts. When the carrying value exceeds net realizable value, a write-down is recorded as a charge to cost of sales, establishing a new, lower cost basis that is not subsequently increased for future recoveries in value.

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

Depreciation is provided using the straight-line method, based on useful lives of the assets which range from two to five years depending on the asset type.

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

Reverse Stock Split

On October 24, 2024, we effected a 1-for-6 reverse stock split of all classes of our issued and outstanding capital stock (the “Reverse Stock Split”). All share and per share information is presented after giving effect to the Reverse Stock Split retrospectively for all periods presented. For additional information about the Reverse Stock Split, see Note 7, Reverse Stock Split.

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services, net of estimated sales volatility, such as returns or discounts.

To determine revenue recognition for arrangements that an entity determines are within the scope of Financial Accounting Standards Board (“Financial Accounting Standards Board” or “FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we perform the following steps:

(i) identify the contract(s) with a customer,
(ii) identify the performance obligations in the contract,
(iii) determine the transaction price,
(iv) allocate the transaction price to the performance obligations in the contract, and
(v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

•	Subscription Revenue: Recognized ratably over the contract term, as the customer simultaneously receives and consumes the benefits.
•	Installation Labor: Recognized over time using an input method (measured by the ratio of costs incurred to date to total estimated costs), as this provides a faithful depiction of the transfer of services to the customer.
•	Hardware: Recognized at a point in time, generally upon delivery, when title and risk of loss transfer to the customer.

The Company generally acts as the principal in its arrangements and records revenue on a gross basis. Our contracts typically do not contain a significant financing component.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company's contracts with customers. The Company primarily generates deferred revenue from annual service subscriptions.

These advance payments are recognized as revenue when control of the promised goods or services is transferred to the customer. Deferred revenue that is expected to be recognized as revenue within the next twelve months is classified as a current liability, while the remaining portion is classified as non-current.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Under ASC 718, the Company measures and recognizes compensation expense for all stock-based awards granted to employees and non-employee directors based on the estimated grant date fair value of those awards. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of each award, which is generally the vesting period. Forfeitures are recognized as they occur in accordance with ASU 2016-09. Stock-based compensation expense is included in non-cash operating expenses on the consolidated statements of operations. For additional information regarding the Company's equity incentive plan, stock option activity, and related assumptions, see Note 5 — Share Capital.

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

Net Loss per Share

Net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and restricted stock units outstanding.

During the years ended December 31, 2025, and 2024, the calculation of the effect of dilutive stock options, warrants, conversion of preferred stock, and restricted stock units excluded all stock options, warrants, conversion of preferred stock, and restricted stock units outstanding during the period due to their anti-dilutive effect.

Foreign Currency Translation Adjustments

The Company’s wholly-owned subsidiary’s functional currency is not the United States dollar, which is the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included in the accumulated other comprehensive income (loss).

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

Between November 2024 and December 2025, the Company completed multiple equity financing transactions designed to strengthen liquidity and support ongoing operations. Please see Note 5, Share Capital below for more information. We believe the Series 2 Equity Financing, the Equity Line, and the ATM Facility described in Note 5, Share Capital, together with our cash on hand and anticipated cash flows from operations, will be sufficient to address any going concern uncertainties and will be sufficient to meet our liquidity and capital resource requirements to ensure that we are able to meet our obligations and continue operations for at least one year from the issuance date of these financial statements.

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

Consolidation and Foreign Currency Policies

The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars for consolidation purposes. Assets and liabilities are translated using exchange rates in effect at the balance sheet date. Equity accounts are translated using historical exchange rates in effect at the dates of the related transactions. Income and expense accounts are translated using average exchange rates for the period, unless transaction-specific rates are more appropriate.

Translation adjustments resulting from the application of different exchange rates to assets and liabilities as compared to equity accounts are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. These translation adjustments are referred to as cumulative translation adjustment (“CTA”). CTA does not affect net income and will remain in accumulated other comprehensive income unless and until the Company substantially liquidates or disposes of its foreign subsidiary, at which time the related CTA balance would be reclassified into earnings in accordance with ASC 830.

Intercompany balances and transactions between the Company and its foreign subsidiary have been eliminated in consolidation. Foreign currency transaction gains and losses related to intercompany balances that are not of a long-term investment nature are recognized in earnings; however, no material such gains or losses were recognized for the year ended December 31, 2025.

The Company is exposed to foreign currency exchange rate risk primarily related to its operations in India. The Company does not currently use derivative instruments to hedge foreign currency exposure. Fluctuations in exchange rates may affect the Company’s consolidated financial position, results of operations, and accumulated other comprehensive income.

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

Note 3 – Revenue from Contracts with Customers

The following table presents the Company’s revenue disaggregated by the nature of the goods or services and the timing of revenue recognition for the years ended December 31, 2025, and December 31, 2024, respectively:

	Year Ended December 31,
	2025	2024
Service offerings
Subscription services (Ratable)	$1,473,375	$606,325
Installation and other (Overtime)	2,127,551	416,776
Product offerings
Hardware sales (Point in time)	1,464,603	341,193
Total Revenue	$5,065,529	$1,364,293

Note 4 – Basic and Diluted Loss Per Share

Preferred Dividends and Deemed Distributions

The Company calculates earnings per share (“EPS”) by adjusting the net loss for the impact of preferred dividends and deemed distributions. During the year ended December 31, 2025, the Company recognized a non-cash deemed dividend of $1,963,146, representing the beneficial conversion feature of the Preferred Stock at issuance and upon subsequent trigger events. Additionally, the Company recorded $513,276 in preferred dividends associated with the issuance of preferred shares in lieu of cash returns. These amounts are subtracted from the net loss to arrive at the Net Loss Attributable to Common Stockholders.

Two-Class Method

The Series 1 and Series 2 Preferred Stock are non-participating securities as they do not possess the right to participate in dividends or other distributions with the Common Stock. Accordingly, the Company does not apply the two-class method, and all losses are allocated to common stockholders.

Weighted-Average Common Shares Tie-Out

The following table reconciles the Common Stock activity to the weighted-average shares used in the basic and diluted EPS calculations for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Opening Balance	14,591,554	14,554,275
Conversion of Preferred Shares to Class A Shares	6,864,459	–
Other Issuances	2,656,925	37,279
Ending Balance	24,112,938	14,591,554
Weighted-Average Shares Outstanding	18,829,585	14,566,498

The number of shares used to calculate basic and diluted loss per share for the year ended December 31, 2025, and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Class A common stock	18,681,802	14,014,127
Class B common stock	147,784	552,372
Total	18,829,585	14,566,498

For the year ended December 31, 2025 and 2024, approximately 16.2 million and 17.9 million shares, respectively, issuable upon the exercise or conversion of stock options, convertible notes, and warrants outstanding were excluded from the calculation of diluted loss per share because such amounts were antidilutive.

Note 5 – Share Capital

Regulation A Equity Financings

Beginning in 2020, the Company commenced a public offering of units pursuant to the exemption from registration provided by Tier 2 of Regulation A. Each unit consisted of two shares of the Company’s Class A common stock and one warrant to purchase shares of Class A common stock.

Through August 24, 2021, units were offered at a purchase price of $6.00 per unit, with each warrant exercisable at $4.50 per share. Effective August 25, 2021, the Company amended the terms of the Regulation A offering to increase the unit purchase price to $7.20 and the warrant exercise price to $5.40 per share. Issued warrants were immediately exercisable and had an 18-month term from the date of issuance.

On May 19, 2022, the Company further amended the offering terms, increasing the unit purchase price to $12.00 per unit and the warrant exercise price to $9.00 per share.

As of December 31, 2024, an aggregate of 1,457,465 warrants had been exercised, 3,853,146 warrants had expired, and 4,317 warrants remained outstanding. As of December 31, 2025, there were no warrants outstanding related to the Regulation A offering.

Through December 31, 2025, the Company issued an aggregate of approximately 12.1 million shares of Class A common stock and 5.3 million warrants pursuant to the Regulation A offering and received cumulative net proceeds of approximately $33.1 million, after deducting issuance costs.

The following table is a summary of the outstanding Class A common stock warrants at December 31, 2024 and 2025:

	Warrants at Exercise Price of $4.50	Warrants at Exercise Price of $7.20	Warrants at Exercise Price of $9.00	Total Warrants
Outstanding at December 31, 2023	–	–	50,922	50,922
Issued in 2024	–	–	–	–
Expired in 2024	–	–	35,660	46,605
Exercised in 2024	–	–	–	–
Outstanding at December 31, 2024	–	–	15,262	4,317
Outstanding at December 31, 2024	–	–	15,262	4,317
Issued 2025	–	–	–	–
Expired 2025	–	–	15,262	4,317
Exercised 2025	–	–	–	–
Outstanding at December 31, 2025	–	–	–	–

Preferred Stock Financings

The Company is authorized to issue 150,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, the Board of Directors has designated 30,000 shares as Series 1 Convertible Preferred Stock (the “Series 1 Preferred”) and 40,000 shares as Series 2 Convertible Preferred Stock (the “Series 2 Preferred”).

Series 1 Convertible Preferred Stock

On November 25, 2024, the Company entered into a Securities Purchase Agreement, as subsequently amended, with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), for the issuance and sale of $6.3 million of shares of Series 1 Preferred, together with 720,000 shares of Class A common stock as pre-delivery shares (the “Series 1 Equity Financing”). This Series 1 Equity Financing closed on January 29, 2025. All of these shares of Series 1 Preferred were subsequently converted into shares of the Company’s Class A common stock. As of December 31, 2025, no shares of Series 1 Preferred were issued or outstanding.

Each share of Series 1 Preferred has a stated value of $1,111, subject to an automatic 10% increase upon the occurrence of (i) a Series 1 Trigger Event (defined below), (ii) if the Company fails to fully comply with any covenant, obligation, or agreement or fail to pay any amount when due and payable, and such failure is not cured within the applicable cure period, or (iii) upon the occurrence of any bankruptcy, insolvency, or similar event (each of (ii) and (iii) an “Event of Default”) (the “Series 1 Stated Value”).

Except as otherwise set forth in the Series 2 Certificate of Designations (defined below) or as required by applicable law, the Series 1 Preferred and the Series 2 Preferred rank equally (including with respect to dividends and distributions and upon any voluntary or involuntary liquidation, dissolution, or winding up of the Company (a “Liquidation Event”)) and are identical in all respects. Except to the extent that the holders of at least a majority of the outstanding Series 1 Preferred shares and the Series 2 Preferred shares, voting together as a single class, expressly consent to the creation of capital stock that is either senior or pari passu in rank with the Series 1 Preferred and the Series 2 Preferred, all other shares of capital stock of the Company will be junior in rank.

The Series 1 Preferred accrues a 10% per annum rate of return on the Series 1 Stated Value (the “Series 1 Preferred Return”) from the date of issuance. The Series 1 Preferred Return is payable on a quarterly basis, and is subject to quarterly compounding, either in cash or via the issuance of additional shares of Series 1 Preferred, at the Company’s discretion. Following the occurrence of an Event of Default, the preferred return will increase to 15% per annum until such Event of Default has been cured.

In the event of a Liquidation Event or Deemed Liquidation Event (defined below), the Series 1 Preferred will be paid an amount equal to (i) the Series 1 Stated Value at such time, plus (ii) any accrued and unpaid Series 1 Preferred Return (the “Series 1 Preferred Liquidation Amount”), prior to any payments being made to the holders of the Company’s common stock. Following payment of the Series 1 Preferred Liquidation Amount, the Series 1 Preferred will not participate in the distribution of any remaining assets of the Company.

A “Deemed Liquidation Event” will occur (i) if the Company merges or consolidates with another entity and its stockholders immediately prior to such transaction do not continue to hold a majority of the voting power immediately after such transaction, or (ii) if the Company sells, leases, transfers, exclusively licenses, or otherwise disposes of all or substantially all of its assets.

The Series 1 Preferred is convertible at any time into (i) the number of shares of Series 1 Preferred being converted multiplied by their then Series 1 Stated Value (the “Series 1 Conversion Amount”), divided by (ii) the Series 1 Conversion Price (defined below).

Prior to a Series 1 Trigger Event (defined below) or an Event of Default, the conversion price (“Series 1 Conversion Price”) is $9.00 per share of Class A common stock or, if lower, the price at which the Company issues Class A common stock or rights to receive Class A common stock (the “Series 1 Fixed Conversion Price”). Following a Series 1 Trigger Event or Event of Default, the Series 1 Conversion Price is the lesser of the (i) Series 1 Fixed Conversion Price, and (ii) greater of (x) 85% multiplied by the lowest daily volume weighted average price (VWAP) of the Class A common stock during the ten business day period prior to the measurement date, and (y) $1.00.

A “Series 1 Trigger Event” will occur (i) upon the Company’s receipt of a letter of noncompliance from Nasdaq, (ii) upon the Company’s average market capitalization during any 10 business day period falling below $75,000,000, and (iii) in any quarter beginning with the first calendar quarter of 2025 where (x) the Company’s stockholder equity is less than $2,500,000, (y) the Company incurs a net loss greater than $1,000,000, or (z) the Company’s net sales are less than $500,000.

Notwithstanding the foregoing, the Company will not give effect to any conversion of Series 1 Preferred to the extent that, following such conversion, the holder individually (without aggregating with its affiliates) would beneficially own in excess of 4.99% of the outstanding Class A common stock (the “Maximum Percentage”); provided, that the Maximum Percentage for a holder of Series 1 Preferred together with such holder’s affiliates will be 9.99%. The Maximum Percentage is enforceable, unconditional, and non-waivable and shall apply to all affiliates and assigns of each holder of the Series 1 Preferred.

The Company has the right at any time after the date that is six months from the earlier of (i) the effective date of the registration statement registering the shares of Class A common stock into which the Series 1 Preferred shares are convertible, and (ii) the date that such shares of Class A common stock are eligible for resale pursuant to Rule 144 under the Securities Act, to elect, in the Company’s sole discretion, to redeem all or any portion of the Series 1 Preferred then outstanding by paying an amount in cash equal to the Series 1 Preferred Liquidation Amount multiplied by 115%. In addition, the Company may, at its election, use at least 25% of any funds that the Company raises through an equity financing to redeem outstanding shares of Series 1 Preferred.

The Series 1 Preferred are not entitled to participate in any dividends, distributions, or payments to the holders of the Company’s common stock. However, the Series 1 Preferred shares are entitled to the Series 1 Preferred Return described above.

The Series 1 Preferred shall vote together with holders of the Class A common stock and Class B common stock on an as-converted basis, and not as a separate class, at any annual or special meeting of stockholders, and may act by written consent in the same manner as holders of the Class A common stock and Class B common stock. In addition, for so long as any shares of Series 1 Preferred are outstanding, the affirmative vote of a majority of the Series 1 Preferred then outstanding shall be required to (i) alter or change adversely the powers, preferences or rights given to the Series 1 Preferred or alter or amend the Series 1 Certificate of Designations, or (ii) enter into any agreement with respect to any of the foregoing.

Notwithstanding the foregoing, in no event shall a holder of Series 1 Preferred (together with such holder’s affiliates, and any “persons” acting as a “group” (as such terms are defined under Sections 13(d) and 14(d) of the Exchange Act and the rules and regulations promulgated thereunder) together with such holder or such holder’s affiliates (such persons, “Attribution Parties”)) be entitled to vote, on an as-converted basis and in aggregate with respect to any other shares of the Class A common stock, Class B common stock, Series 2 Preferred or other preferred stock beneficially owned by such holder of Series 1 Preferred or any affiliates or Attribution Parties of such holder, more than 4.99% of the Company’s outstanding voting shares as of the applicable record date, as adjusted for any stock splits, reverse stock splits, stock dividends, reclassifications, reorganization, recapitalizations or other similar transaction.

Pursuant to the Series 1 Certificate of Designations, for so long as any shares of Series 1 Preferred remain outstanding, the Company has agreed to comply with a number of covenants restricting its ability to take certain actions or engage in certain activities, which restrictions are typical for protecting holders of preferred shares such as the Series 1 Preferred. In particular, at any time that any shares of Series 1 Preferred are outstanding, the Company will not issue any preferred stock or other securities (except for certain limited issuances), will not enter into certain fundamental transactions (including, without limitation, mergers, business combinations or similar transactions), and will not incur any debt (other than trade payables incurred in the ordinary course of business) without, in each case, the prior written consent of the holders of a majority of the Series 1 Preferred shares then issued and outstanding.

Series 2 Convertible Preferred Stock

On March 21, 2025, the Company entered into a second Securities Purchase Agreement with Streeterville for the issuance and sale of up to $40.0 million of shares of Series 2 Preferred (the “Series 2 Equity Financing”). At the initial closing of the Series 2 Equity Financing on March 25, 2025, the Company sold $4.5 million of shares of Series 2 Preferred. The Company subsequently sold to Streeterville an additional $3.0 million of Series 2 Preferred on April 10, 2025, and an additional $3.5 million of Series 2 Preferred on December 15, 2025. As of December 31, 2025, there were 5,166 shares of Series 2 Preferred issued and outstanding. All other shares of Series 2 Preferred have been converted into shares of the Company’s Class A common stock.

Each share of Series 2 Preferred has a stated value of $1,111, subject to an automatic 10% increase upon the occurrence of an Event of Default (the “Series 2 Stated Value”).

Except as otherwise set forth in the Series 2 Certificate of Designations or as required by applicable law, the Series 1 Preferred and the Series 2 Preferred rank equally (including with respect to dividends and distributions and upon any Liquidation Event) and are identical in all respects. Except to the extent that the holders of at least a majority of the outstanding Series 1 Preferred shares and the Series 2 Preferred shares, voting together as a single class, expressly consent to the creation of capital stock that is either senior or pari passu in rank with the Series 1 Preferred and the Series 2 Preferred, all other shares of capital stock of the Company will be junior in rank.

The Series 2 Preferred accrues a 9.5% per annum rate of return on the Series 2 Stated Value (the “Series 2 Preferred Return”) from the date of issuance. The Series 2 Preferred Return is payable on a quarterly basis, and is subject to quarterly compounding, either in cash or via the issuance of additional shares of Series 2 Preferred, at the Company’s discretion. Following an Event of Default, the Series 2 Preferred Return increases to 15% per annum until such Event of Default has been cured.

In the event of a Liquidation Event or Deemed Liquidation Event, the Series 2 Preferred will be paid an amount equal to (i) the Series 2 Stated Value at such time, plus (ii) any accrued and unpaid Series 2 Preferred Return (the “Series 2 Preferred Liquidation Amount”), prior to any payments being made to the holders of the Company’s common stock. Following payment of the Series 2 Preferred Liquidation Amount, the Series 2 Preferred will not participate in the distribution of any remaining assets of the Company.

The Series 2 Preferred is convertible at any time into (i) the number of shares of Series 2 Preferred being converted multiplied by their then Series 2 Stated Value (the “Series 2 Conversion Amount”), divided by (ii) the Series 2 Conversion Price (defined below).

Prior to a Series 2 Trigger Event (defined below) or an Event of Default, the conversion price (“Series 2 Conversion Price”) is $10.00 per share of Class A common stock or, if lower, the price at which the Company issues Class A common stock or rights to receive Class A common stock (the “Series 2 Fixed Conversion Price”). Following a Series 2 Trigger Event or Event of Default, the Series 2 Conversion Price is the lesser of the (i) Series 2 Fixed Conversion Price, and (ii) greater of (x) 88% multiplied by the lowest daily VWAP of the Class A common stock during the eight business day period prior to the measurement date, and (y) the 20% of the “Minimum Price” as defined in Nasdaq Rule 5635 calculated as of the most recent date on which Series 2 Preferred has been issued.

A “Series 2 Trigger Event” will occur (i) upon the Company’s receipt of a letter of noncompliance from Nasdaq, (ii) upon the Company’s average market capitalization during any three business day period following April 1, 2025 falling below $125,000,000, and (iii) in any quarter beginning with the first calendar quarter of 2025 where (x) the Company’s stockholder equity is less than $2,500,000, (y) the Company incurs a net loss greater than $1,000,000, or (z) the Company’s net sales are less than $500,000.

On April 11, 2025, the Company entered into a Supplement Terms Agreement with Streeterville (the “First Series 2 Supplemental Terms”), in connection with the Company’s issuance and sale of 3,000 shares of Series 2 Preferred (the “Tranche 2 Shares”) to Streeterville. The First Series 2 Supplemental Terms provides that, irrespective of the terms of the Series 2 Certificate of Designations, Streeterville will not have the right to convert the Tranche 2 Shares into shares of the Company’s Class A common stock at a conversion price of less than $1.00 per share prior to 30 days following the occurrence of a First Supplemental Terms Trigger Event (defined below), at which time the Company may elect to pay the conversion amount in cash or by issuance of additional shares of Class A common stock, at the Company’s discretion. A “First Supplemental Terms Trigger Event” will occur when the daily VWAP of our Class A common stock is below $1.00 for five or more business days during any given 15-day period.

In addition, on December 15, 2025, the Company entered into a second Supplement Terms Agreement with Streeterville (the “Second Series 2 Supplemental Terms”), in connection with its issuance and sale of 3,500 shares of Series 2 Preferred (the “Tranche 3 Shares”) to Streeterville. The Series 2 Supplemental Terms provides that, irrespective of the terms of the Series 2 Certificate of Designations, Streeterville will not have the right to convert the Tranche 3 Shares into shares of Class A common stock at a at a conversion price of less than $0.75 per share prior to 20 days following the date that the daily VWAP of the Class A Stock is below $0.75 (the “Cooling Off Period”). Following the Cooling Off Period, if Streeterville seeks to convert any of the Tranche 3 Shares with a conversion price below $0.75 per share, the Company may elect to pay the conversion amount in cash or by issuance of additional shares of Class A common stock, at the Company’s discretion. Only one Cooling Off Period may occur unless the daily VWAP of the Class A Stock is above $0.75 for 90 consecutive days, after which a subsequent Cooling Off Period may occur.

Notwithstanding the foregoing, the Company will not give effect to any conversion of Series 2 Preferred to the extent that, following such conversion, the holder individually (without aggregating with its affiliates) would beneficially own in excess of 4.99% of the outstanding Class A common stock (the Maximum Percentage); provided, that the Maximum Percentage for a holder of Series 2 Preferred together with such holder’s affiliates will be 9.99%. The Maximum Percentage is enforceable, unconditional, and non-waivable and shall apply to all affiliates and assigns of each holder of the Series 2 Preferred.

The Company has the right at any time after the date that is six months from the earlier of (i) the effective date of the registration statement registering the shares of Class A common stock into which the Series 2 Preferred shares are convertible, and (ii) the date that such shares of Class A common stock are eligible for resale pursuant to Rule 144 under the Securities Act, to elect, in the Company’s sole discretion, to redeem all or any portion of the Series 2 Preferred then outstanding by paying an amount in cash equal to the Series 2 Preferred Liquidation Amount multiplied by 115%. In addition, the Company may, at its election, use at least 25% of any funds that it raises through an equity financing to redeem outstanding shares of Series 2 Preferred.

The Series 2 Preferred are not entitled to participate in any dividends, distributions, or payments to the holders of the Company’s Class A common stock. However, the Series 2 Preferred shares are entitled to the Series 2 Preferred Return described above.

The Series 2 Preferred shall vote together with holders of Class A common stock and Class B common stock on an as-converted basis, and not as a separate class, at any annual or special meeting of stockholders, and may act by written consent in the same manner as holders of Class A common stock and Class B common stock. In addition, for so long as any shares of Series 2 Preferred are outstanding, the affirmative vote of a majority of the Series 2 Preferred then outstanding shall be required to (i) alter or change adversely the powers, preferences or rights given to the Series 2 Preferred or alter or amend the Series 2 Certificate of Designations, or (ii) enter into any agreement with respect to any of the foregoing.

Notwithstanding the foregoing, in no event shall a holder of Series 2 Preferred (together with such holder’s affiliates, and any “persons” acting as a “group” (as such terms are defined under Sections 13(d) and 14(d) of the Exchange Act and the rules and regulations promulgated thereunder) together with Attribution Parties) be entitled to vote, on an as-converted basis and in aggregate with respect to any other shares of our Class A common stock, Class B common stock, Series 1 Preferred or other preferred stock beneficially owned by such holder of Series 2 Preferred or any affiliates or Attribution Parties of such holder, more than 4.99% of the outstanding voting shares as of the applicable record date, as adjusted for any stock splits, reverse stock splits, stock dividends, reclassifications, reorganization, recapitalizations or other similar transaction.

Pursuant to the Series 2 Certificate of Designations, for so long as any shares of Series 2 Preferred remain outstanding, the Company has agreed to comply with a number of covenants restricting its ability to take certain actions or engage in certain activities, which covenants are substantially similar to the covenants in the Series 1 Certificate of Designations described above. In particular, at any time that any shares of Series 2 Preferred are outstanding, the Company will not issue any preferred stock or other securities (except for certain limited issuances), will not enter into certain fundamental transactions (including, without limitation, mergers, business combinations or similar transactions), and will not incur any debt (other than trade payables incurred in the ordinary course of our business) without, in each case, the prior written consent of the holders of a majority of the Series 2 Preferred shares then issued and outstanding.

Under the Series 2 Equity Financing, Streeterville initially had the right, but not the obligation, to reinvest up to an additional $4.0 million in one or more tranches, which was reduced to $3.0 million following the April 2025 issuance, and further reduced to $0 following the December 2025 issuance, as well as participation rights in up to 30% of future debt or equity financings, subject to specified time limitations. These arrangements superseded similar reinvestment and participation rights under the Series 1 Equity Financing and further enhanced the Company’s liquidity and financial flexibility.

For the year ended December 31, 2025, the Company elected to pay the return on the Series 2 Preferred by issuing additional shares of Series 2 Preferred.

Equity Line Financing

On November 25, 2024, we also entered into an Equity Purchase Agreement (the “Equity Purchase Agreement” or “Equity Line”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50.0 million of our Class A common stock over the 24-month term of the Equity Line. In consideration of Altas’s commitment to purchase shares pursuant to the Equity Line, we issued 143,472 shares of our Class A common stock to Atlas on February 6, 2025, and an additional 229,662 shares of our Class A common stock on July 9, 2025, as a result of the decline in the market price of our Class A common stock since signing the Equity Line. As of the date of this report, we have not sold any shares to Atlas pursuant to the Equity Line, other than the commitment shares described in the preceding sentence.

Equity Distribution Agreement

On February 2, 2026, we entered into an Equity Distribution Agreement (the “ATM Facility”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the ATM Facility, we may offer and sell shares of our Class A common stock from time to time having an aggregate offering amount of up to $9,0 million during the term of the ATM Facility, through Maxim, as sales agent. The ATM Facility requires us to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of shares of Class A common stock pursuant to the ATM Facility.

Any sales of our Class A common stock under the ATM Facility may be made through any method permitted by law to be “at-the-market equity offerings” as defined in applicable SEC rules, including sales directly on The Nasdaq Capital Market, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any shares pursuant to the ATM Facility, and no assurance can be given that we will sell any shares pursuant to the ATM Facility, or if we do, as to the price or number of shares to be sold or the dates on which any such sales will take place. The ATM Facility will terminate on the earliest of (a) the sale, pursuant to the ATM Facility, of shares having an aggregate offering price of $9.0 million, (b) February 2, 2027, and (c) earlier termination in certain situations, as set forth in the ATM Facility.

Stock-Based Compensation

The Company maintains the Cloudastructure, Inc. Amended and Restated 2024 Equity Incentive Plan (the “Incentive Plan”), which was adopted by the board of directors on June 27, 2025, and approved by the Company's stockholders in September 2025. The Incentive Plan is an amendment and restatement of the Company's previous 2024 Stock Option Plan. Under the Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and consultants. As of December 31, 2025, there were the equivalent of 2,419,163 shares available for future issuance under the Incentive Plan.

Stock options granted under the Incentive Plan are generally exercisable into shares of the Company's Class B common stock or Class A common stock. Since the Company's Nasdaq listing in January 2025, options have been granted at an exercise price equal to the closing price of the Company's Class A common stock on the date of grant. Since January 1, 2025, all standard stock grants have been for Class A common stock. Options generally vest over four years, with an initial one-year cliff, and expire ten years from the date of grant.

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of subjective assumptions, including (i) the estimated fair value of the underlying stock on the measurement date, (ii) the expected term of the option, (iii) the expected volatility of the Company's stock price, and (iv) the risk-free interest rate. Due to the Company's limited trading history as a publicly listed company, expected volatility is estimated based on the historical volatility of the stock prices of comparable publicly traded companies over a period commensurate with the expected term. The expected term is estimated using the simplified method permitted under SEC Staff Accounting Bulletin No. 107, as the Company does not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the expected term.

The following table summarizes the assumptions used to estimate the fair value of options granted during the years ended December 31, 2025 and 2024:

	2025	2024
Expected term (years)	4	4
Expected volatility	48%	48%
Discount rate	0.51	0.51
Expected dividend yield	0%	0%
Weighted-average grant date fair value per option	$ 0.77	$ 0.22

The following summarizes stock option activity for the year ended December 31, 2025:

	Number of Options	Exercise Price Range	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	15,978,736	$0.024-2.70	$1.46
Granted	1,161,755	2.70-6.75	6.73
Canceled	646,668	0.024-2.70	0.35
Exercised	1,127,250	0.024	0.024
Options outstanding at December 31, 2025	15,366,571	$0.024-2.70	$2.00

As of December 31, 2025, total unrecognized compensation cost related to unvested stock option awards was approximately $3,397,977, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $2,329,000 and $2,035,000, respectively. Stock-based compensation expense is included in non-cash operating expenses on the consolidated statements of operations.

Outstanding Warrants

There were 814,167 Class A Common Stock warrants at an exercise price of $2.16 outstanding as of December 31, 2025.

Note 6 – Related Party Transactions

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

Issuance of Shares for Note Receivable

On February 20, 2020, the Company issued 250,000 shares of Class A common stock to Mr. Bentley in exchange for a promissory note with a principal amount of $6,000. The note receivable bore interest at an annual rate of 1.86% and was scheduled to mature in February 2030. The note was repaid in full on November 12, 2025, including cumulative interest of $639.93.

Data Center Lease

On January 1, 2024, the Company entered into a month-to-month lease agreement (the “Lease”) with Hydrohash (HH), a related party, for additional data center space. The Lease includes space, power, and high-speed internet access and qualifies as a short-term lease under ASC 842. Accordingly, lease costs are recognized as lease expense on a straight-line basis over the lease term, and no right-of-use asset or lease liability has been recorded. Under the Lease, the Company pays fixed monthly base rent of approximately $5,000. In addition, the Company pays a fixed monthly amount of approximately $3,000 to reimburse HH for third-party bandwidth services.

Note 7 – Reverse Stock Split

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

	Surveillance Segment
	Year ended December 31,
	2025	2024
Revenue	$5,066	$1,364
Less:
COGS	3,577	990
R&D	1,883	1,266
Sales & Marketing	2,882	1,813
G&A	2,439	1,241
Non Cash Expenses	2,432	2,245
Other (settlements, interest, etc)	317	344

Segment net income/(loss)	(8,465)	(6,535)

Reconciliation of profit or loss
Adjustments and reconciling items	–	–
Consolidated net income/(loss)	$(8,465)	$(6,535)

Major Customers

For the year ended December 31, 2025, two customers each individually accounted for 10% or more of the Company's consolidated revenues. Revenue from Hasta Capital was approximately $861,000 (17% of total revenues) and revenue from RV Mobile Power was approximately $861,000 (17% of total revenues). Both customers are reported within the Company's single reportable segment. No other customer accounted for 10% or more of total revenues during the year ended December 31, 2025.

For the year ended December 31, 2024, two customers each individually accounted for 10% or more of the Company's consolidated revenues. Revenue from SunRoad Enterprises was approximately $246,000 (18% of total revenues) and revenue from Avenue 5 was approximately $150,000 (11% of total revenues). Both customers are reported within the Company's single reportable segment.

Note 9 – Income Tax

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $34,570,000 and $21,064,000 available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal net operating loss carryforwards begin expiring in 2035 and the state net operating loss carryforwards begin expiring in 2035. The amount of federal net operating loss that does not expire is $33,699,000.

As of December 31, 2025, the Company had credit carryforwards of approximately $506,000 and $326,000 available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal R&D credit carryforwards begin expiring in 2039 and the California credits carryforward indefinitely. Valuation allowances have been reserved, where necessary.

Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

On January 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification (ASC 740-10), “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the year. No liability related to certain tax positions is recorded on the financial statements.

As of December 31, 2024, and December 31, 2025, the Company had unrecognized tax benefits of $232,000 and $291,000, respectively.

The following table summarizes the activity related to the Company's unrecognized tax benefits:

Balance at December 31, 2024	$232,000
Decreases related to prior year tax positions	(2,000)
Increases related to current-year tax positions	61,000
Balance at December 31, 2025	$291,000

The Company’s tax years 2003 through 2025 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

Note 10 – Subsequent Events

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

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

49

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company under the JOBS Act, our management's report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None.

(b)	During the fourth quarter of 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 Trading Arrangement” or “Non-Rule 10b5-1 Trading Arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We operate under the direction of our board of directors, the members of which are accountable to the Company and our stockholders as fiduciaries. Our current board members are James McCormick, our Chief Executive Officer, and Craig Johnson, Jeff Kirby, and Ruba Qashu, Jr., each of whom is independent.

Our Second Amended and Restated Certificate of Incorporation divides our board of directors into three classes, designated Class I, Class II and Class III. Ruba Qashu is our Class I Director, with a term expiring at our 2028 annual meeting, Jeff Kirby is our Class II director, with a term expiring at our 2026 annual meeting, and James McCormick and Craig Johnson are Class III directors, with terms expiring at our 2027 annual meeting.

The following table sets forth information about our directors as of the date of this Form 10-K:

Name	Age	Position
Class I Directors
Ruba Qashu (1)(2)(3)	53	Independent Director

Class II Directors
Jeff Kirby (1)(2)(3)	68	Independent Director

Class III Directors
Craig Johnson (1)(2)(3)	62	Independent Director
James McCormick	67	Chief Executive Officer and Chairman of the Board

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Item 11. Executive Compensation.

Executive Officers

The following table sets forth information about our executive officers as of the date of this Form 10-K:

Name	Age	Position
James McCormick	67	Chairman of the Board and Chief Executive Officer
Greg Smitherman	62	Chief Financial Officer
Gregory Rayzman	63	Chief Technology Officer
Lauren O’Brien	61	Chief Revenue Officer

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

Executive Compensation

Our named executive officers, consisting of our principal executive officer and our next two most highly compensated executive officers who were serving as an executive officer as of December 31, 2025, for the fiscal year ended December 31, 2025, were:

•	James McCormick, Chief Executive Officer and Director;
•	Greg Smitherman, Chief Financial Officer; and
•	Gregory Rayzman, Chief Technology Officer.

Summary Compensation Table

The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended December 31, 2025, 2024, and 2023:

Name and Position	Year	Salary (2) ($)	Bonus ($)	Option Awards(3) ($)	Total ($)
James McCormick (1)	2025	$283,793	$110,313	$550	$394,656
Chief Executive Officer and	2024	43,333	40,000	2,434,432	2,517,765
Chairman of the Board of Directors

Greg Smitherman	2025	247,841	166,875	550	415,266
Chief Financial Officer	2024	161,667	60,000	506,001	727,668

Gregory Rayzman	2025	196,648	81,563	550	278,761
Chief Technology Officer	2024	158,333	–	616,000	774,333

_______________

(1)	On June 1, 2024, Mr. McCormick agreed to serve as our President on a part-time basis in addition to continuing to serve as a member of our board of directors. On June 24, 2024, we entered into an employment agreement with Mr. McCormick to serve as our Chief Executive Officer, effective June 29, 2024. During the fiscal year ended December 31, 2023, and through May 31, 2024, Mr. McCormick served as a nonexecutive member of our board of directors, for which he earned additional compensation that is not included within this table.
(2)	On September 1, 2024, each of our named executive officers entered into a Voluntary Reduction in Wages Agreement (the “Wage Reduction Agreement”), designed to allow us to conserve cash during the pendency of our direct listing. Pursuant to the terms of the Wage Reduction Agreement salaries were reduced to $2,916.67 per month, or $35,000 per annum, until such time as we raised $2,000,000 in new equity financing (the “Deferral Period”), at which point salaries would be restored to prior levels. In addition, the Wage Reduction Agreement provided that if we raised $4,000,000 in new equity financing, the named executed officer would receive a stay bonus equal to the difference between the monthly salary they would have received prior to entering into the Wage Reduction Agreement and the reduced monthly salary that they did receive during the Deferral Period, multiplied by 1.5. On November 25, 2024, we entered into a Securities Purchase Agreement, as amended by Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, and Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025 (the “Series 1 Equity Financing”), with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we agreed to issue and sell to Streeterville $6,300,000 of a newly designated series of Series 1 Convertible Preferred Stock, par value $0.0001 per share and 720,000 pre-delivery shares (the “Pre-Delivery Shares”). The Series 1 Equity Financing closed on January 29, 2025.
(3)	Amounts in this column reflect the aggregate grant date fair value of the option awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The assumptions used in calculating the grant date fair value of the option awards reported in this column are set forth in Note 5 to our audited financial statements included in Part II of this Form 10-K. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the option, the exercise of the option, or the sale of the common stock underlying the option.

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

Prior to December 31, 2024, we only granted stock option awards to acquire our Class B common stock because we believed they were an effective means by which to align the long-term interests of our executive officers with those of our stockholders. The use of stock options can also provide tax and other advantages to our executive officers relative to other forms of equity compensation. Since January 1, 2025, all standard stock grants have been for Class A common stock. Our equity incentive plan allows us to grant other stock-based compensation, such as restricted stock and restricted stock units, which we may introduce in the future.

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

Option Plans

On June 27, 2025, our board of directors adopted, subject to shareholder approval, the Cloudastructure, Inc. Amended and Restated 2024 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan is an amendment and restatement of our previous 2024 Stock Option Plan. Our stockholders approved the Incentive Plan in September 2025. We have granted both incentive and non-qualified options to purchase shares of our Class A common stock and Class B common stock under the terms of our Incentive Plan. Since our Nasdaq listing in January 2025, options have been granted at an exercise price equal to the closing price of our Class A common stock on the date of grant. Generally, granted options are exercisable into shares of our Class B common stock or our Class A common stock, vest over four years, with an initial one-year cliff, and expire ten years from the vesting date.

As of December 31, 2025, there were the equivalent of 2,419,163 shares available for future issuance under the Incentive Plan.

The foregoing description of the Incentive Plan is qualified in its entirety by reference to the copy of the Incentive Plan filed as Exhibit 10.1 to this Annual Report on Form 10-K and incorporated here by reference.

Outstanding Equity Awards on December 31, 2025

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
James McCormick	603,485	1,268,282	$1.86-2.70	November 2031 and June 2034
Gregory Rayzman	1,539,556	275,696	$0.024-2.70	April 2029 - June 2034
Greg Smitherman	989,721	196,221	$1.86-2.70	October 2031 - June 2034
Richard Bentley	780,677	238,491	$1.86-2.70	March 2031 - June 2034

Option Award Timing Policies and Practices

We do not maintain a formal written policy with respect to the timing of grants of stock options or other option-like awards (such as stock appreciation rights) in relation to the disclosure of material nonpublic information (“MNPI”). However, as a matter of practice, we do not time the grant of stock options or other option-like awards to coincide with the release of MNPI, whether positive or negative.

Our board of directors is responsible for approving equity awards to our executive officers and generally grants awards on a predetermined schedule, typically in connection with regularly scheduled board meetings. The timing of these meetings and related award grants is established without regard to anticipated earnings announcements, filings with the SEC, or other releases of MNPI. In addition, we do not time the release of MNPI for the purpose of affecting the value of executive compensation.

During the fiscal year ended December 31, 2025, we did not grant stock options or stock appreciation rights to any named executive officer during any period beginning four business days before and ending one business day after the filing of any periodic report on Form 10-Q or Form 10-K or the filing or furnishing of any current report on Form 8-K that disclosed MNPI.

Director Compensation

Non-employee Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards, or pay any other compensation to any of the non-employee members of our board of directors in 2025 for their services as members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ruba Qashu	$12,000	$–	$38,333	$50,333
Jeff Kirby	12,000	–	136,000	148,000
Craig Johnson	12,000	–	136,000	148,000

As of December 31, 2025, the non-employee members of our board of directors held the following aggregate number of unexercised options:

Name	Number of Securities Underlying Unexercised Options
Ruba Qashu	208,334
Jeff Kirby	209,375
Craig Johnson	318,500

Except as set forth above, no non-employee member of our board of directors held unexercised options or unvested shares of our Class A common stock or Class B Common Stock as of December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of February 28, 2026, by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our Class A common stock and Class B common stock;
•	each of our directors and named executive officers; and
•	all of our directors and named executive officers as a group

We have based percentage of beneficial ownership for the following table on 24,510,140 shares of Class A common stock, and 5,638 shares of Class B common stock outstanding as of February 28, 2026. In addition, in accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities issuable within 60 days of February 28, 2026. As such, shares of Class A common stock and Class B common stock issuable pursuant to options and warrants that may be exercised or settled within 60 days of February 28, 2026 are deemed to be outstanding for purposes of computing the percentage of the class beneficially owned by the person holding such securities but are not deemed to be outstanding for purposes of computing the percentage of the class beneficially owned by any other person.

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

	Shares Beneficially Owned
	Series 2 Convertible Preferred Stock†		Class A Common Stock		Class B Common Stock‡		Percentage of Total Voting
Name of Beneficial Owner	Number	%	Number	%	Number	%	Power §

Executive Officers and Directors
James McCormick (1)	–	–	2,500	*	1,062,308	99.5	46.1
Gregory Rayzman (2)	–	–	2,500	*	1,590,355	99.6	56.2
Greg Smitherman (3)	–	–	2,502	*	1,019,165	99.4	45.1
Lauren O’Brien (4)	–	–	102,500	*	799,011	99.3	39.3
Ruba Qashu (5)	–	–	–	–	114,583	95.3	8.4
Jeff Kirby (6)	–	–	91,166	–	9,375	62.3	1.1 item
Craig Johnson (7)	–	–	91,666	–	118,500	95.4	9.0
All executive officers and directors as a group (7 persons)	–	–	293,334	1.2	4,703,922	99.9	79.2

5% Stockholders
Streeterville Capital, LLC (8)	4,961	100	173,508	*	–	–	*
Sheldon Richard Bentley (10)	–	–	2,500	*	4,628,897	99.9	5

*	Represents beneficial ownership of less than 1%.
†	The Series 2 Preferred is convertible at any time by the holder into shares of Class A common stock by (i) multiplying the then-current Stated Value (as defined in the Certificate of Designations) by the number of Series 2 Preferred being converted, and (ii) dividing the resultant amount by the then-applicable Conversion Price (as defined in the Certificate of Designations).
‡	The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis, such that each holder of Class B common stock beneficially owns an equivalent number of shares of Class A common stock.
§	The percentage of total voting power represents voting power with respect to all shares of our Series 1 Preferred, Class A common stock and Class B common, as one class. Our Series 1 Preferred is entitled to vote on an as-converted basis with our shares of common stock. Each holder of our Class A common stock is entitled to one vote per share and each holder of our Class B common stock is entitled to 20 votes per share. Holders of our Series 1 Preferred, Class A common stock and Class B common stock will vote together as one class on all matters submitted to a vote of our stockholders, except as otherwise expressly provided in our Second Amended and Restated Certificate of Incorporation, Certificate of Designations, or as required by applicable law.
(1)	Includes 2,500 shares of Class A common stock and 1,062,308 shares of Class B common stock both of which are issuable upon exercise of options which are exercisable within 60 days.
(2)	Includes 2,500 shares of Class A common stock and 1,590,355 shares of Class B common stock both of which are issuable upon exercise of options which are exercisable within 60 days. The Company and Mr. Rayzman have also entered into a Standstill Agreement pursuant to the terms of which Mr. Rayzman has irrevocably agreed that he will not acquire through purchase, by transfer or assignment or in any other manner, directly or indirectly, shares of common stock of the Company that would result in Mr. Rayzman owning in excess of 49% of the Company’s voting power.
(3)	Includes 2,502 shares of Class A common stock and 1,019,165 shares of Class B common stock both of which are issuable upon exercise of options (except for 2 Class A shares) which are exercisable within 60 days.
(4)	Includes 102,500 shares of Class A common stock and 799,011 shares of Class B common stock both of which are issuable upon exercise of options which are exercisable within 60 days. The Company and Ms. O’Brien have entered into a Lock-Up Agreement which prohibits Ms. O’Brien from transferring or disposing of any shares of Class A common stock or related securities for 180 days after the Series 1 Equity Financing Shares are eligible for resale pursuant to an effective registration statement or Rule 144 of the Securities Act, whichever occurs first.

(5)	Includes 114,583 shares of Class B common stock issuable upon exercise of options which are exercisable within 60 days.
(6)	Includes 91,666 shares of Class A common stock issuable upon exercise of options which are exercisable within 60 days.
(7)	Includes 91,666 shares of Class A common stock and 118,500 shares of Class B common stock both of which are issuable upon exercise of options which are exercisable within.
(8)	Includes (i) 173,508 pre-delivery shares issued to Streeterville pursuant to the terms of the Series 2 Securities Purchase Agreement, and (ii) 37,209 shares of Class A common stock held by or that may be issuable to Streeterville upon conversion of the Series 2 Preferred, subject to a 4.99% beneficial ownership limitation (the “Ownership Limitation”). Pursuant to the terms of the Certificate of Designations, the Company will not affect the conversion of any Series 2 Preferred if, after giving effect to such conversion, the holder thereof would, individually, beneficially own in excess of 4.99%, and, together with its affiliates, in excess of 9.99%, of the outstanding shares of Class A common stock on the conversion date. In addition, pursuant to the terms of the Certificate of Designations, in no event will a Series 2 Holder, together with its affiliates, be entitled to vote, on an as-converted basis and in the aggregate with respect to shares of common stock and preferred stock beneficially owned, more than 4.99% of the Company’s outstanding voting shares. In the absence of the Ownership Limitation, Streeterville would beneficially own additional shares of Class A common stock. The address of Streeterville is 297 Auto Mall Drive #4, St. George, Utah 84770. John M. Fife, President of Streeterville, has voting and investment power over these securities.
(9)	Common stock holdings consist of 2,500 shares of Class A common stock and 4,628,897 shares of Class B common stock both of which are issuable upon exercise of options which are exercisable within 60 days. The Company and Mr. Bentley have also entered into a Standstill Agreement pursuant to the terms of which Mr. Bentley has irrevocably agreed that he will not acquire through purchase, by transfer or assignment or in any other manner, directly or indirectly, shares of common stock of the Company that would result in Mr. Bentley owning in excess of 49% of the Company’s voting power. In addition, the Company and Mr. Bentley have entered into an Amended and Restated Voting Agreement pursuant to the terms of which Mr. Bentley has irrevocably agreed to abstain, directly or indirectly, from casting votes in excess 5% of the outstanding capital stock entitled to vote at any meeting of stockholders of the Company. The Company and Mr. Bentley have also entered into a Voting Agreement pursuant to the terms of which Mr. Bentley has irrevocably agreed, for as long as the Series 2 Preferred remain outstanding, to cast the maximum number of votes to which he is entitled to vote in accordance with the recommendations of the Company’s board of directors.
(10)	Consists of 83,333 shares of Class A common stock.

Equity Compensation Plans

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2025, is as follows:

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	15,366,571	$2.00	2,419,163
Equity compensation plans not approved by security holders	—	—	—

All options reflected in the table above were granted pursuant to the Amended and Restated 2024 Equity Incentive Plan. See Note 5 – Share Capital above for information regarding this plan.

Item 13. Certain Relationships And Related Transactions, And Director Independence.

Transactions With Related Persons

The following is a summary of transactions or series of transactions since January 1, 2025, or currently proposed transactions or series of transactions, to which we were, or will be, a party, in which the amount involved exceeded, or will exceed, $120,000, and in which any of our directors, executive officers, or to our knowledge, beneficial owners of 5% or more of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

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

Additionally, effective September 1, 2023, the Company also entered into a side agreement related to the dry lease agreement with Hydro Hash, Inc. (“HH”), a company of which Mr. Bentley is Chairman and a significant stockholder. HH agreed, in exchange for use of the plane, to cover 40% of the insurance and maintenance costs for the plane under the dry lease agreement between the Company and Cloud Transport Operations LLC.

On March 25, 2025, the Company exercised its right to cancel the dry lease by providing 120 days notification of termination.

Data Center Lease

On January 1, 2024, the Company entered into a month-to-month lease agreement (the “Lease”) with HH for additional data center space. The Lease includes space, power, and high-speed internet access. Under the Lease, the Company pays fixed monthly base rent of approximately $5,000. In addition, the Company pays a fixed monthly amount of approximately $3,000 to reimburse HH for third-party bandwidth services.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Bush & Associates CPA LLC, for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit Fees (1)	$52,500	$52,500
Tax Fees (2)	–	–
	$52,500	$52,500

(1)	Audit fees consist of fees for services related to the annual audit of our fiscal year 2025 and 2024 financial statements, reviews of our interim unaudited financial statements, and services that are normally provided in connection with statutory and regulatory filings and engagements.
(2)	Tax fees consist of fees for professional services rendered during 2025 for 2024 state and federal tax compliance.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(i)	Financial statements: See Item 8. Financial Statements and Supplementary Data.

(ii)	Financial statement schedules: Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(iii)	Exhibits: The following exhibits are filed with this Form 10-K:

Exhibit Number	Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	S-1/A	333-255424	3.1	October 24, 2024
3.2	Form of Certificate of Designations of Preferences and Rights of Series 1 Convertible Preferred Stock	S-1/A	333-282038	3.2	November 29, 2024
3.3	Certificate of Designations of Preferences and Rights of Series 2 Convertible Preferred Stock	8-K	001-42494	3.1	March 26, 2025
3.4	Second Amended and Restated Bylaws of the registrant, as currently in effect	8-K	001-42494	3.1	July 3, 2025
4.1	Description of Securities (incorporated by reference to exhibits 3.1 through 3.4)
4.2	Form of Warrant (Regulation A)	S-1/A	333-282038	4.2	September 26, 2024
10.1#	Cloudastructure, Inc. Amended and Restated 2024 Equity Incentive Plan	10-Q	001-42494	10.1	November 13, 2025
10.2#	Employment Agreement between Cloudastructure, Inc. and James McCormick, dated June 24, 2024	S-1/A	333-282038	10.3	October 24, 2024
10.3	Securities Purchase Agreement, dated November 25, 2024, between Cloudastructure, Inc. and Streeterville Capital, LLC	S-1/A	333-282038	10.6	November 29, 2024
10.4	Equity Purchase Agreement, dated November 25, 2024, between Cloudastructure, Inc. and Atlas Sciences, LLC	S-1/A	333-282038	10.7	November 29, 2024
10.5	Registration Rights Agreement, dated November 25, 2024, between Cloudastructure, Inc. and Atlas Sciences, LLC	S-1/A	333-282038	10.8	November 29, 2024
10.6	Amendment No. 1 to Securities Purchase Agreement, dated January 16, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	S-1/A	333-282038	10.7	January 27, 2025
10.7	Amended and Restated Voting Agreement between Cloudastructure, Inc. and Rick Bentley, dated January 22, 2025.	S-1/A	333-282038	10.10	January 27, 2025
10.8	Form of Standstill Agreement between Cloudastructure, Inc., Rick Bentley and Gregory Rayzman	S-1/A	333-282038	10.11	January 27, 2025
10.9	Engagement Letter between Cloudastructure, Inc. and Maxim Group LLC, dated April 25, 2024	S-1	333-284717	10.12	February 6, 2025
10.10	Amendment No. 2 to Securities Purchase Agreement, dated January 29, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	S-1/A	333-284717	10.13	February 13, 2025
10.11	Securities Purchase Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	8-K	001-42494	10.1	March 26, 2025
10.12	Registration Rights Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	8-K	001-42494	10.2	March 26, 2025
10.13	Placement Agency Agreement, dated March 21, 2025, between Cloudastructure, Inc. and Maxim Group LLC	8-K	001-42494	10.3	March 26, 2025
10.14	Amendment No. 3 to Securities Purchase Agreement, dated February 14, 2025, between Cloudastructure, Inc. and Streeterville Capital, LLC	10-K	001-42494	10.15	March 31, 2025

10.15	Voting Agreement between Cloudastructure, Inc. and Rick Bentley, dated March 24, 2025	10-K	001-42494	10.16	March 31, 2025
10.16	Supplemental Terms Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC, dated April 11, 2025	8-K/A	001-42494	10.2	April 17, 2025
10.17	Waiver Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC, dated April 11, 2025	8-K/A	001-42494	10.1	April 17, 2025
10.18	Waiver Agreement between Cloudastructure, Inc. and Atlas Sciences, LLC, dated April 11, 2025	8-K/A	001-42494	10.3	April 17, 2025
10.19	Waiver Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC, dated December 15, 2025	8-K	001-42494	10.1	December 18, 2025
10.20	Supplemental Terms Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC, dated December 15, 2025	8-K	001-42494	10.2	December 18, 2025
10.21	Equity Distribution Agreement, dated February 2, 2026, between Cloudastructure, Inc. and Maxim Group LLC	S-3	333-293113	1.2	February 2, 2026
10.22	Waiver Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC dated February 2, 2026	8-K	001-42494	10.2	February 2, 2026
10.23*#	Form of Stock Option Agreement
14	Amended and Restated Code of Business Conduct and Ethics	8-K	001-42494	14	July 3, 2025
19	Insider Trading Policy(included in the Company’s Code of Business Conduct and Ethics)	10-K	001-42494	14	March 31, 2025
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Cloudastructure Clawback Policy	10-K		97.1	March 31, 2025
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

____________________

* Filed herewith.

# Indicated management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026

CLOUDASTRUCTURE, INC.

By:	/s/ James McCormick
James McCormick
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Smitherman
Greg Smitherman
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director whose signature appears below hereby appoints James McCormick and Greg Smitherman and each of them severally as his or her attorney-in-fact, to sign his or her name and on his or her behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

/s/ James McCormick	Dated: March 31, 2026
James McCormick, Chairman of the Board, Director, and CEO
(Principal Executive Officer)

/s/ Greg Smitherman	Dated: March 31, 2026
Greg Smitherman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Craig Johnson	Dated: March 31, 2026
Craig Johnson, Director

/s/ Jeff Kirby	Dated: March 31, 2026
Jeff Kirby, Director

/s/ Ruba Qashu	Dated: March 31, 2026
Ruba Qashu, Director

