Form 10-Q
period 2026-03-31
CLOUDASTRUCTURE, INC.
filed 2026-07-17
CIK 1709628

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42494

CLOUDASTRUCTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0690564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3000 El Camino Real, Bldg 4, Ste 200., Palo Alto, CA	94306
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2026
Class A Common Stock	24,992,242
Class B Common Stock	5,638

CLOUDASTRUCTURE, INC.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Report”) is being filed after the original due date of May 15, 2026. The delay in filing was caused by the additional time needed to complete the Company’s evaluation and correction of identified accounting errors related to the Company’s Series 1 and Series 2 Convertible Preferred Stock, as described more fully in Note 2 to the condensed consolidated interim financial statements included in this Report.

In connection with the preparation of the financial statements for the quarter ended March 31, 2026, the Company identified errors in the accounting treatment of the Company’s Series 1 and Series 2 Convertible Preferred Stock relating to (1) the failure to bifurcate and separately account for the embedded conversion features as derivative liabilities under ASC 815-15, and (2) the incorrect classification of the preferred stock host instruments within permanent stockholders’ equity rather than in temporary equity (mezzanine) as required by ASC 480-10-S99-3A (ASR 268). Management has concluded that these errors were individually and in the aggregate immaterial to any previously filed financial statement and, accordingly, has corrected the errors by revising the comparative prior period financial information presented in this Report, in accordance with ASC 250-10-45-23. As described in Note 9, subsequent to March 31, 2026, on June 29, 2026, the Company amended and restated the terms of the Series 2 Convertible Preferred Stock to eliminate the contractual provisions that gave rise to the classification errors, and the Company believes the amended terms support permanent equity classification on a prospective basis.

The comparative financial information for the three months ended March 31, 2025, and the balance sheet as of December 31, 2025, presented in this Report have been revised to reflect the correction of these errors. See Note 2 to the condensed consolidated interim financial statements for additional details regarding the nature of the errors, the affected financial statement line items, and the quantitative effects of the revisions. See also Part I, Item 4 of this Report for a discussion of the related material weakness in internal control over financial reporting.

2

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

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report, including, among others, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K, as updated by information filed in our Forms 10-Q and Forms 8-K. A non-exhaustive summary of principal risk factors that make investing in our securities risky and may cause actual results to differ materially are set forth below:

•	Our technology continues to be developed, and it is unlikely that we will ever develop our technology to a point at which no further development is required;

•	If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities;

•	Our collection, processing, use and disclosure of individually identifiable biometric or other personally identifiable information is subject to evolving and expanding privacy and security regulations;

•	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees;

•	Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions;

•	Issues raised by the use of artificial intelligence (including machine learning) in our platforms may result in reputational harm or liability or affect our ability to operate profitably and sustainably;

•	We operate in a highly competitive industry that is dominated by multiple very large, well-capitalized market leaders and is constantly evolving;

•	Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products;

•	We rely on other companies to provide certain hardware and software solutions for our products;

•	Our Class A common stock is at risk of being delisted from Nasdaq, as further discussed in Part II, Item 1A of this Report;

•	We have identified a material weakness in our internal controls over financial reporting, as further discussed in Part I, Item 4 of this Report;

•	We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives that are relatively new to us;

•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage;

•	We have a limited operating history, which may make it difficult for you to evaluate our current business and predict our future success and viability;

•	We have historically operated at a loss, which has resulted in an accumulated deficit;

•	We anticipate sustaining operating losses for the foreseeable future;

•	We will require substantial additional capital to finance our operations, which may not be available to us or only available on terms that are expensive or highly-dilutive to our existing stockholders;

•	Raising additional capital may cause dilution to our existing stockholders;

•	We have a substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue;

•	An active trading market for our Class A common stock may not be sustained, and the market price of shares of our Class A common stock may be volatile;

•	Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock;

•	Our internal computer systems, or those of any of our manufacturers, contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations; and

•	Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, pandemics/epidemics and other events beyond our control, which could harm our business.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share numbers)

	March 31,	December 31,
	(Unaudited)
	2026	2025
		(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$5,750	$8,453
Accounts receivable, net	917	874
Inventory	287	304
Other current assets	482	186
Total current assets	7,436	9,817

Non-current assets:
Fixed assets, net	339	305

TOTAL ASSETS	$7,775	$10,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$405	$531
Accrued expenses	49	8
Deferred revenue	692	590
Derivative liability	1,392	1,321
Preferred Dividends Payable	133	83
Total current liabilities	2,671	2,533

TOTAL LIABILITIES	2,671	2,533

TEMPORARY EQUITY:
Preferred Stock, $0.0001 par value; 150,000,000 shares authorized; 4,961 and 5,166 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4,200	4,187
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 24,792,242 and 23,905,560 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 5,638 and 5,638 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	–	–
Additional paid-in capital	54,714	53,987
Accumulated deficit	(53,808)	(50,586)
Accumulated other comprehensive loss	(5)	(2)
TOTAL TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	5,104	7,589

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY	$7,775	$10,122

See accompanying notes to the unaudited financial statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share numbers)

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
		(As Revised)
Revenues	$1,315	$738
Cost of goods sold	(605)	(408)
Gross profit	710	330

Operating expenses:
General and administrative	1,383	1,082
Research and development	705	769
Sales and marketing	913	812
Operations	312	103

Total operating expenses	3,313	2,766

Loss from operations	(2,603)	(2,436)

Other income/(expenses), net:
Interest income	39	9
State income and franchise taxes	(83)	(2)
Change in fair value of derivative liabilities	(128)	415

Net loss	$(2,774)	$(2,015)
Deemed dividends on Convertible Preferred Stock	(448)	(301)
Net Loss Available to Common Stockholders	$(3,222)	$(2,316)

Net Loss per Common Share:
Basic	$(0.14)	$(0.15)
Diluted	$(0.14)	$(0.15)

Weighted Average Common Shares Outstanding
Basic	23,759,259	15,911,403
Diluted	23,759,259	15,911,403

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
Net Income Loss	$(2,774)	$(2,015)
Other comprehensive income / (loss):
Change in foreign currency translation adjustment, net of tax	(3)	–
Comprehensive Loss	$(2,777)	$(2,015)

See accompanying notes to the unaudited financial statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2026

(in thousands, except share and per share numbers)

	Temporary Equity Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	AOCI	(Deficit)	Total
Balance as of December 31, 2025 (As Revised)	5,166	$4,187	23,905,560	$3	5,638	–	$53,987	$(50,586)	$(2)	$3,402	$7,589
Issuance of Preferred Stock, net of embedded derivative bifurcation	75	63	–	–	–	–	–	–	–	–	63
Conversion of Preferred Stock to Class A common stock	(280)	(311)	552,932	–	–	–	388	–	–	388	77
Preferred stock deemed dividends and accretion	–	261	–	–	–	–	54	(449)	–	(395)	(134)
Stock-based compensation	–	–	–	–	–	–	274	–	–	274	274
Common stock activity, net	–	–	333,750	–	–	–	10	–	–	10	10
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	(3)	(3)	(3)
Net loss	–	–	–	–	–	–	–	(2,774)	–	(2,774)	(2,774)
Balance as of March 31, 2026	4,961	$4,200	24,792,242	$3	5,638	–	$54,714	$(53,808)	$(5)	$904	$5,104

Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited) (As Revised)

For the three months ended March 31, 2025

(in thousands, except share and per share numbers)

	Temporary Equity Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	AOCI	(Deficit)	Total
Balance as of December 31, 2024	–	$–	14,020,543	$1	571,011		$40,351	$(40,857)		$(503)	$(503)
Issuance of Preferred Stock, net of embedded derivative bifurcation	10,800	7,706	720,000	–	–	–	(83)	–	–	(83)	7,623
Conversion of Preferred Stock to Class A common stock	(2,515)	(1,784)	310,461	–	–	–	2,407	–	–	2,407	623
Preferred stock deemed dividends and accretion	–	301	–	–	–	–	–	(384)	–	(384)	(83)
Stock-based compensation, net of issuance costs	–	–	–	–	–	–	(847)	–	–	(847)	(847)
Common stock activity, net	–	–	372,721	–	(83,333)	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	(2,015)	–	(2,015)	(2,015)
Balance as of March 31, 2025 (As Revised)	8,285	$6,223	15,423,725	$1	487,678	–	$41,828	$(43,255)	–	$(1,426)	$4,797

See accompanying notes to the unaudited financial statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
		(As Revised)
Cash Flows from Operating Activities
Net Loss	$(2,774)	(2,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	15
Stock-based compensation	414	627
Change in fair value of derivative liabilities	128	(415)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(43)	(341)
(Increase) Decrease in other current assets	(296)	(166)
(Increase) Decrease in inventory	17	(16)
Increase (Decrease) in accounts payable	(126)	(167)
Increase (Decrease) in accrued expenses	41	–
Increase (Decrease) in deferred revenue	102	77
Net Cash Used in Operating Activities	(2,513)	(2,401)

Cash Flows from Investing Activities
Purchase of fixed assets	(58)	(30)
Net Cash Provided by (used in) Investing Activities	(58)	(30)
Cash Flows from Financing Activities
Proceeds from issuances of Class A shares	11	–
Proceeds from issuance of Preferred Shares	–	10,750
Equity issuance costs	(140)	(1,474)
Net Cash Used in Financing Activities	(129)	9,276

EFFECT OF EXCHANGE RATE ON CASH	(3)	–

Net Change in Cash	(2,703)	6,845
Cash at Beginning of Period	8,453	52
Cash at End of Period	$5,750	$6,897

Supplementary disclosure of non-cash activities
Equity issued for non-cash consideration	$414	$–
Recognition and reclassification of derivative liability	$71	$2,089
Issuance of Series 2 Preferred Stock in settlement of accrued preferred dividends	$83	$–
Accrued preferred dividends	$134	$8

See accompanying notes to the financial statements.

CLOUDASTRUCTURE, INC.

Notes to the Condensed Consolidated Interim Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated interim financial statements included within this Report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all the adjustments necessary to present fairly our financial condition as of March 31, 2026, and the results of operations for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

Revision of Previously Issued Financial Statements

In connection with the preparation of these unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026, the Company identified errors in the accounting for the Company's Series 1 Convertible Preferred Stock (the “Series 1 Shares”) and Series 2 Convertible Preferred Stock (the “Series 2 Shares” and, together with the Series 1 Shares, the “Preferred Shares”). The errors relate to two matters:

Error 1 -- Embedded Derivative Bifurcation

The Series 1 Shares and Series 2 Shares each contain an embedded conversion feature with a variable conversion price that, upon the occurrence of specified trigger events, adjusts to a percentage of the lowest volume-weighted average price over a specified lookback period, subject to a floor price. The Company previously accounted for each series of Preferred Shares as a single unit classified entirely within permanent stockholders' equity. Upon further analysis under ASC 815-15, the embedded conversion features fail the indexation criteria of ASC 815-40-15 due to the variable conversion price formula and accordingly are required to be bifurcated and accounted for as compound embedded derivative liabilities measured at fair value, with changes in fair value recognized in earnings each reporting period. No derivative liability was recognized in any previously filed financial statement from inception of each instrument (January 29, 2025 for the Series 1 Shares and March 25, 2025 for the Series 2 Shares) through December 31, 2025. The Series 1 Shares were fully converted during the second quarter of 2025 and accordingly carry a zero derivative liability balance as of December 31, 2025 and March 31, 2026.

Error 2 -- Mezzanine Classification

Separately, each series of Preferred Stock host instrument, after bifurcation of the embedded derivative, contains redemption features that are contingently exercisable upon the occurrence of events not solely within the control of the Company. Under ASC 480-10-S99-3A (ASR 268), the host instruments are required to be classified in temporary equity (mezzanine), presented between liabilities and stockholders' equity on the condensed consolidated balance sheet, rather than within permanent stockholders' equity as previously reported. As the Series 1 Shares were fully converted during the second quarter of 2025, the mezzanine balance for the Series 1 Shares is zero as of December 31, 2025 and March 31, 2026. As of December 31, 2025 and March 31, 2026, there were Series 2 Shares outstanding, which are classified as temporary equity (mezzanine) as of those dates.

Materiality Assessment

Management performed a materiality assessment under SAB Topics 1.M and 1.N (SAB 99 and SAB 108) and concluded that neither error, individually or in the aggregate, was material to any previously filed interim or annual financial statement. Error 1 is an accumulating income statement error; because correcting the cumulative effect in the current period would disproportionately distort the three months ended March 31, 2026, the Company has revised the prior period comparative financial information presented in this Report in accordance with ASC 250-10-45-23. This revision does not represent a restatement of previously issued financial statements. Error 2 is a classification error with no effect on net income, earnings per share, total assets, total liabilities, or net assets; it has been corrected as an immaterial out-of-period reclassification. The prior period financial statements were not and are not considered materially misstated.

The accounting errors described above relate solely to the technical classification of the Preferred Stock on the balance sheet and, with respect to Error 1, to the measurement of the embedded derivative liability. These errors had no impact on the Company’s cash position, liquidity, operating cash flows, revenue, cost of goods sold, operating expenses, or ability to meet its obligations. The revision to correct Error 2 (mezzanine classification) is purely a reclassification within total equity on the balance sheet, with no effect on net income, net loss per share, total assets, total liabilities, or total equity. The revision to correct Error 1 (derivative bifurcation) results in a reclassification of amounts between stockholders’ equity and derivative liabilities and changes the presentation of certain non-cash items within the statement of operations (specifically, the recognition of changes in fair value of derivative liabilities and the reclassification of preferred dividends as deemed dividends below net loss), but does not affect operating loss, cash flows from operations, or the Company’s ability to fund its business. As described in Note 9, subsequent to March 31, 2026, on June 29, 2026, the Company amended and restated the terms of the Series 2 Shares to eliminate the contractual provisions that gave rise to both errors and believes the amended terms support permanent equity classification for the Series 2 Shares on a prospective basis. The Series 1 Shares were converted into our Class A common stock during the second quarter of 2025, and no Series 1 Shares were outstanding as of either December 31, 2025 or March 31, 2026.

Method of Correction

The comparative condensed consolidated balance sheet as of December 31, 2025, the comparative condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025, the comparative condensed consolidated statement of stockholders' equity for the three months ended March 31, 2025, and the comparative condensed consolidated statement of cash flows for the three months ended March 31, 2025 have been revised to reflect the correction of both errors. The derivative liability fair value at each measurement date was determined using a Monte Carlo simulation model with Level 3 inputs, including 90-day trailing realized equity volatility, estimated sell-rate as a fraction of average daily trading volume, and the contractual floor price. Additionally, the original issue discount on each series of Preferred Stock has been recognized as accretion to the host instrument carrying value in mezzanine, with a corresponding deemed dividend charge to accumulated deficit. The tables below present the effect of the revisions on the affected financial statement line items.

Effect of Revisions on the Condensed Consolidated Balance Sheet as of December 31, 2025

(in thousands)

Line Item	As Previously Reported	Adjustment	As Revised
Derivative liability (current)	$–	$1,321	$1,321
Total current liabilities	1,212	1,321	2,533
Total liabilities	1,212	1,321	2,533
Temporary equity -- Series 2 Preferred Stock	–	4,187	4,187
Additional paid-in capital	60,191	(6,204)	53,987
Accumulated deficit	(51,281)	695	(50,586)
Total stockholders' equity	8,910	(5,508)	3,402
Total liabilities, temporary equity, and stockholders' equity	10,122	–	10,122

Effect of Revisions on the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2025

(in thousands, except per share data)

Line Item	As Previously Reported	Adjustment	As Revised
Change in fair value of derivative liabilities	$–	$415	$415
Preferred dividends	(83)	83	–
Net loss	(2,513)	498	(2,015)
Deemed dividends on Convertible Preferred Stock	–	(301)	(301)
Net loss available to common stockholders	(2,513)	197	(2,316)
Net loss per share available to common stockholders -- basic and diluted	(0.00017)	0.14583	(0.15)

Effect of Revisions on the Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2025

(in thousands)

Line Item	As Previously Reported	Adjustment	As Revised
Net loss	$(2,513)	$498	$(2,015)
Change in fair value of derivative liabilities	–	(415)	(415)
Preferred dividends payable	83	(83)	–
Net cash used in operating activities	(2,484)	83	(2,401)
Net cash provided by financing activities	9,359	(83)	9,276

Note: The revisions to the statement of cash flows are reclassifications within the operating activities and between the operating activities and the financing activities. Net cash used in operating activities decreased by $83,000, net cash provided by financing activities decreased by $83,000, while net cash used in investing activities was unchanged.

Effect of Revisions on the Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited) (As Revised) for the Three Months Ended March 31, 2025

(in thousands)

Balance as of December 31, 2024	As Previously Reported	Adjustment	As Revised
Temporary equity preferred stock (shares)	–	8,285	8,285
Temporary equity preferred stock (amount)	$–	$6,223	$6,223
Additional paid-in capital	50,254	(8,426)	41,828
Accumulated deficit	(43,369)	114	(43,255)
Total stockholders' equity (deficit)	6,887	8,313	(1,426)
Total	6,887	(2,090)	4,797

Effect of Revisions on the Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited) (As Revised) for the Three Months Ended March 31, 2026

(in thousands)

Balance as of December 31, 2025	As Previously Reported	Adjustment	As Revised
Temporary equity preferred stock (amount)	$–	$4,187	$4,187
Common stock, Class A (shares)	24,107,300	(201,740)	23,905,560
Common stock, Class A (amount)	$2	$1	$3
Additional paid-in capital	60,191	(6,204)	53,987
Accumulated deficit	(51,281)	695	(50,586)
Total stockholders’ equity (deficit)	$8,910	(5,508)	3,402

Reclassification of Operating Expenses

In connection with the preparation of these condensed consolidated interim financial statements, the Company changed the presentation of operating expenses on the condensed consolidated statements of operations. In prior periods, the Company presented stock-based compensation, depreciation, and certain other non-cash charges as a single aggregated line item (“Non-cash expenses”) within operating expenses. Beginning with these financial statements, the Company has allocated these charges to the functional expense categories to which they relate (general and administrative, research and development, sales and marketing, and operations) and has added an operations category to better reflect the Company's current organizational structure. The Company also reclassified certain personnel and overhead costs among functional categories to align with how costs are managed and evaluated by the CODM. This change in presentation provides a more faithful depiction of the nature and function of the Company's operating expenses and is consistent with Regulation S-X, Rule 5-03. Prior period amounts have been reclassified to conform to the current period presentation. Total operating expenses for the three months ended March 31, 2025, were not affected by these reclassifications.

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

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms, Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. We routinely assess our outstanding accounts receivable and recorded a reserve for estimated uncollectible accounts of $44,153 and $17,204 at March 31, 2026, and December 31, 2025, respectively.

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

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services, net of estimated returns, discounts, and allowances.

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

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s contracts with customers. The Company primarily generates deferred revenue from annual service subscriptions.

These advance payments are recognized as revenue when control of the promised goods or services is transferred to the customer. Deferred revenue that is expected to be recognized as revenue within the next twelve months is classified as a current liability, while the remaining portion is classified as non-current.

Stock-Based Compensation

The Company applies ASC No. 718, “Compensation-Stock Compensation,” which requires that share-based payment transactions with employees and nonemployees, upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation costs related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. In addition to the requisite service period, the Company also evaluates the performance condition and market condition under ASC 718-10-20. For an award which contains both a performance and a market condition, and where both conditions must be satisfied for the award to vest, the market condition is incorporated into the fair value of the award, and that fair value is recognized over the employee’s requisite service period or nonemployee’s vesting period if it is probable the performance condition will be met. If the performance condition is ultimately not met, compensation costs related to the award should not be recognized (or should be reversed) because the vesting condition in the award has not been satisfied.

The Company will recognize forfeitures of such equity-based compensation as they occur.

Net Loss per Share

Net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options outstanding.

During the periods ended March 31, 2026, and December 31, 2025, the calculation of the effect of dilutive stock options, warrants, and conversion of preferred stock excluded all stock options, warrants, and conversion of preferred stock outstanding during the period due to their anti-dilutive effect.

Under the revised accounting for the Series 2 Shares, the 9.5% preferred return and the original issue discount accretion are accounted for as deemed dividends, which reduce net loss available to common stockholders in the computation of basic and diluted net loss per share. For the three months ended March 31, 2025, deemed dividends related to the Series 2 Shares totaled approximately $301,000. These amounts were previously reported as preferred dividend expense within other income/(expenses) and have been reclassified to deemed dividends below net loss as part of the revision described in Note 2.

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

Intercompany balances and transactions between the Company and its foreign subsidiary have been eliminated in consolidation. Foreign currency transaction gains and losses related to intercompany balances that are not of a long-term investment nature are recognized in earnings; however, no material gains or losses of this nature were recognized for the year ended December 31, 2025 or the quarter ended March 31, 2026.

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

U.S. GAAP has established a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset or liability. Level 3 inputs are unobservable inputs related to the asset or liability. Carrying values were assumed to approximate fair value for assets and liabilities since they are short term in nature.

Fair Value of Bifurcated Derivative Liabilities and Carrying Value of the Host Preferred Stock

With respect to its outstanding Preferred Stock, the Company is required to bifurcate the embedded conversion feature and account for it as a derivative liability measured at fair value at each reporting date, with changes recognized in earnings. The fair value of the bifurcated derivative is estimated using a Monte Carlo simulation model incorporating Level 3 inputs under the ASC 820 fair value hierarchy, including 90-day trailing realized equity volatility, estimated conversion sell-rate as a fraction of average daily trading volume, and the applicable contractual floor price. The Company evaluates the embedded conversion feature for bifurcation under ASC 815-15 at inception and upon any modification of the instrument's terms.

The fair value of the bifurcated derivative at issuance also directly determines the initial carrying value of the host preferred stock instrument, which is measured as cash proceeds received, reduced by the original issue discount, allocated issuance costs, and the derivative fair value. The resulting discount on the host is accreted to the Series 2 Preferred Liquidation Amount over the expected life of the instrument.

Because the derivative valuation and host carrying value share critical assumptions, particularly expected term and equity volatility, changes in those assumptions affect both the fair value of the derivative liability and the accretion pattern recognized on the host instrument and could have a material impact on the Company's condensed consolidated financial statements. The Company classifies the derivative liability as a current liability based on the holder's ability to exercise conversion rights at any time. The host preferred stock instrument is classified in temporary equity (mezzanine) in accordance with ASC 480-10-S99-3A. As of March 31, 2026, the aggregate fair value of the derivative liabilities was $1,392,433 and the net carrying value of the host instruments was $4,199,853. For the quarter ended March 31, 2026, the net change in fair value of the derivative liabilities recognized in earnings was a loss of $127,742, reflecting the period mark-to-market measurement of the bifurcated derivative under Monte Carlo simulation.

The Company measures certain financial instruments at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. The following tables present information about the Company's financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values.

Fair Value Hierarchy

The following table presents the Company's financial liabilities measured at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
As of March 31, 2026:
Derivative liability	$–	$–	$1,392,433	$1,392,433
As of December 31, 2025:
Derivative liability (As Revised)	$–	$–	$1,321,205	$1,321,205

Derivative Liability -- Level 3 Fair Value Rollforward

	Three Months Ended
	March 31, 2026	December 31, 2025
		(As Revised)
Beginning balance	$1,321,205	$–
Issuances (day-1 bifurcation of embedded derivative)	20,805	4,764,474
Total (gains) losses included in earnings (a)	127,742	(548,879)
Settlements (conversions to Class A common stock)	(77,319)	(2,894,390)
Purchases	–	–
Sales	–	–
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Ending balance	$1,392,433	$1,321,205

Issuances represent the Day-1 fair value of the compound embedded derivative bifurcated from the host preferred stock instrument at each issuance or PIK dividend date under ASC 815-15. Settlements on conversion represent the derecognition of the derivative liability allocated to converted preferred shares, with the offset recorded to additional paid-in capital. Net (gains) losses represent the change in fair value of the derivative liability recognized in the condensed consolidated statements of operations within "Change in fair value of derivative liabilities."

For the year ended December 31, 2025 (as revised), issuances of $4,764,474 represent the Day-1 bifurcation of compound embedded derivatives on the Series 1 Preferred Stock and the Series 2 Preferred Stock Tranches as well as Series 1 and Series 2 PIK Shares. Settlements of $2,894,390 represent the derecognition of derivative liability on Series 1 Shares and Series 2 Shares converted during 2025. The Series 1 Preferred Stock was fully converted and retired during Q2 2025.

For the three months ended March 31, 2026, issuances of $20,805 represent the day-1 bifurcation of the compound embedded derivative on 75 PIK shares issued January 5, 2026. Settlements of $77,319 represent the derecognition of derivative liability on the conversion of 280 shares of Series 2 Shares.

Significant Unobservable Inputs

The fair value of the compound embedded derivative liability is estimated using an internally developed Monte Carlo simulation model. The significant unobservable inputs used in the Monte Carlo simulation as of March 31, 2026 included 90-day trailing realized equity volatility of 110%, an estimated sell-rate of 20% of average daily trading volume, and a contractual floor price of $0.20 per share. The following table summarizes the significant unobservable inputs and their directional impact on fair value:

Significant Unobservable Input	March 31, 2026	Valuation Impact
90-day trailing realized equity volatility	110%	Higher volatility increases fair value
Estimated sell-rate (% of average daily trading volume)	20%	Higher sell-rate decreases fair value
Contractual floor price	$0.20	Lower floor price increases fair value

Changes in the significant unobservable inputs identified above could materially affect the estimated fair value of the derivative liability. The most significant driver of fair value is the assumed sell-rate, which determines the expected pace of conversion and the resulting dilutive impact on the common stockholders. An increase in the sell-rate assumption from 20% to 30% of ADV would increase the estimated fair value of the derivative liability, while a decrease to 10% of ADV would decrease the estimated fair value. The 90-day trailing realized equity volatility is derived from observable market data but is classified as Level 3 because it is a significant input to a model-based valuation that also relies on unobservable inputs. The contractual floor price of $0.20 per share represents 20% of the Nasdaq Minimum Price as of the most recent Tranche 3 issuance date, as defined in the Certificate of Designations.

Management performed an internal valuation using a Monte Carlo simulation with 100,000 paths per measurement date. The model simulates the daily stock price path, applies the contractual conversion mechanics (including the 88% of lowest 8-business-day VWAP conversion price formula), and estimates the fair value of the embedded conversion feature as the expected present value of the conversion discount. All underlying mathematical formulas, code scripts, and unobservable inputs are available for review by the Company's independent auditors.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, and requires single reporting entities to comply with the expanded reportable segment disclosures outlined in the ASU. The expanded reportable segment disclosures are intended to enhance certain disclosures surrounding significant segment expenses. This standard became effective for the Company for the annual reporting period ended December 31, 2024, using the retrospective method. The adoption of this standard resulted in additional disclosure but did not have a material impact on our financial position or results of operations. See Note 8, Segment Reporting, for our updated segment presentation.

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

On November 25, 2024, we entered into a Securities Purchase Agreement (as subsequently modified, the “Series 1 Equity Financing”), with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we issued and sold 6,300 shares of our Series 1 Shares and 720,000 shares of our Class A common stock to Streeterville. The Series 1 Equity Financing closed on January 29, 2025 and resulted in aggregate gross proceeds to the Company of $6.3 million. We no longer have the ability to issue any additional Series 1 Shares in connection with the Series 1 Equity Financing.

On March 21, 2025, we entered into a second Securities Purchase Agreement (as subsequently modified, the “Series 2 Equity Financing”) with Streeterville, pursuant to which we may issue and sell, subject to the terms and conditions of the Series 2 Equity Financing, up to $40.0 million of our Series 2 Shares to Streeterville at a price of $1,000 per share. On March 25, 2025, at the initial closing of the Series 2 Equity Financing, we sold 4,500 Series 2 Shares to Streeterville, for an aggregate purchase price of $4.5 million. On April 10, 2025, we sold an additional 3,000 Series 2 Shares to Streeterville for an aggregate purchase price of $3.0 million. On December 15, 2025, we sold an additional 3,500 Series 2 Shares to Streeterville for an aggregate purchase price of $3.5 million.

On November 25, 2024, we also entered into an Equity Purchase Agreement (as subsequently modified, the “Equity Line”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50.0 million of our Class A common stock over the 24-month term of the Equity Line.

On February 2, 2026, we entered into an Equity Distribution Agreement (the “ATM Facility”) with Maxim Group, LLC, a Delaware limited liability company (“Maxim”), that allows us to sell shares of our Class A common stock in an “at-the-market” offering through Maxim, as sales agent, for aggregate gross proceeds of $9.0 million, subject to the terms and conditions of that agreement.

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

We believe that our cash on hand, anticipated cash flows from operations, and financing available to us pursuant to the Equity Line and ATM Facility (subject to meeting the conditions of those financing arrangements) will be sufficient to address any going concern uncertainties and will be sufficient to meet our liquidity and capital resource requirements to ensure that we are able to meet our obligations and continue operations for at least 12 months from the date of this Report. However, there is no assurance additional capital will be available to us pursuant to the Equity Line or ATM Facility as we may be unable to meet the conditions necessary to issue shares of our Class A common stock pursuant to either such financing arrangement. Please see the “Risk Factors” in our Annual Report on Form 10-K for more information.

Note 3 – Revenue from Contracts with Customers

The following table presents the Company’s revenue disaggregated by the nature of the goods or services and the timing of revenue recognition for the three months ended March 31, 2026, and March 31, 2025, respectively:

	Three Months Ended March 31,
(in thousands, unaudited)	2026	2025
Service offerings
Subscription services (Ratable)	$638	$220
Installation and other (Over time)	295	206
Product offerings
Hardware sales (Point in time)	382	311
Total Revenue	$1,315	$738

Note 4 – Basic and Diluted Loss Per Share

The weighted average number of shares used to calculate basic and diluted loss per share for the three-month periods ended March 31, 2026, and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Class A common stock	23,753,621	15,423,725
Class B common stock	5,638	487,678
Total	23,759,259	15,911,403

For the three months ended March 31, 2026 and 2025, deemed dividends of $449,000 and $384,000, respectively, were deducted from net loss to arrive at net loss available to common stockholders. The first quarter 2026 amount relates to the Series 2 Shares and consists of original issue discount accretion of $251,000, and the 9.5% preferred return accrual of $133,000. The first quarter 2025 amount consists of $301,000 of original issue discount accretion and the 10.0% preferred return accrual of $83,000 on the Series 1 Shares.

For the three months ended March 31, 2026 and 2025, approximately 15.9 million and 16.1 million shares, respectively, issuable upon the exercise or conversion of stock options, convertible preferred stock, and warrants outstanding were excluded from the calculation of diluted loss per share because such amounts were antidilutive.

Note 5 – Share Capital

Regulation A Equity Financings

Between 2020 and 2023, the Company sold units consisting of two shares of Class A common stock and one warrant to purchase one share of Class A common stock pursuant to Regulation A under the Securities Act (“Regulation A”). The warrants were immediately exercisable and expired 18 months from the date of issuance. Pursuant to these Regulation A offerings, the Company issued a total of 12.1 million shares of Class A common stock and 5.3 million warrants and received cumulative net proceeds of approximately $33.1 million, after deducting issuance costs.

All warrants issued pursuant to the Regulation A offerings expired on or before December 31, 2025. As of March 31, 2026, no warrants issued pursuant to the Regulation A offerings were still outstanding.

Preferred Stock Financings

The Company is authorized to issue 150,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, the Board of Directors has designated 30,000 shares as Series 1 Shares and 40,000 shares as Series 2 Shares.

Series 1 Convertible Preferred Stock

On November 25, 2024, the Company entered into the Series 1 Equity Financing with Streeterville for the issuance and sale of $6.3 million of Series 1 Shares, together with 720,000 shares of Class A common stock as pre-delivery shares. This Series 1 Equity Financing closed on January 29, 2025. All of these Series 1 Shares were subsequently converted into shares of the Company’s Class A common stock. As of March 31, 2026, and December 31, 2025, no Series 1 Shares were issued or outstanding. We no longer have the ability to issue any additional Series 1 Shares in connection with the Series 1 Equity Financing.

Each Series 1 Share had a stated value of $1,111, subject to an automatic 10% increase upon the occurrence of (i) a Series 1 Trigger Event (defined below), (ii) if the Company failed to fully comply with any covenant, obligation, or agreement or fail to pay any amount when due and payable, and such failure is not cured within the applicable cure period, or (iii) upon the occurrence of any bankruptcy, insolvency, or similar event (each of (ii) and (iii) an “Event of Default”) (the “Series 1 Stated Value”).

Except as otherwise set forth in the Series 2 Certificate of Designations of Preferences and Rights of Series 2 Convertible Preferred Stock (the “Series 2 Certificate of Designations”) or as required by applicable law, the Series 1 Shares and the Series 2 Shares ranked equally (including with respect to dividends and distributions and upon any voluntary or involuntary liquidation, dissolution, or winding up of the Company (a “Liquidation Event”)) and were identical in all respects. Except to the extent that the holders of at least a majority of the outstanding Series 1 Shares and the Series 2 Shares, voting together as a single class, expressly consented to the creation of capital stock that was either senior or pari passu in rank with the Series 1 Shares and the Series 2 Shares, all other shares of capital stock of the Company will be junior in rank.

The Series 1 Shares accrued a 10% per annum rate of return on the Series 1 Stated Value (the “Series 1 Preferred Return”) from the date of issuance. The Series 1 Preferred Return was payable on a quarterly basis, and was subject to quarterly compounding, either in cash or via the issuance of additional Series 1 Shares, at the Company’s discretion. Following the occurrence of an Event of Default, the preferred return would increase to 15% per annum until such Event of Default was cured.

In the event of a Liquidation Event or Deemed Liquidation Event (defined below), the Series 1 Shares were entitled to be paid an amount equal to (i) the Series 1 Stated Value at such time, plus (ii) any accrued and unpaid Series 1 Preferred Return (the “Series 1 Preferred Liquidation Amount”), prior to any payments being made to the holders of the Company’s common stock. Following payment of the Series 1 Preferred Liquidation Amount, the Series 1 Shares would not participate in the distribution of any remaining assets of the Company.

A “Deemed Liquidation Event” will occur (i) if the Company merges or consolidates with another entity and its stockholders immediately prior to such transaction do not continue to hold a majority of the voting power immediately after such transaction, or (ii) if the Company sells, leases, transfers, exclusively licenses, or otherwise disposes of all or substantially all of its assets.

The Series 1 Shares were convertible at any time into (i) the number of Series 1 Shares being converted multiplied by their then Series 1 Stated Value (the “Series 1 Conversion Amount”), divided by (ii) the Series 1 Conversion Price (defined below).

Prior to a Series 1 Trigger Event (defined below) or an Event of Default, the conversion price (“Series 1 Conversion Price”) was $9.00 per share of Class A common stock or, if lower, the price at which the Company issued Class A common stock or rights to receive Class A common stock (the “Series 1 Fixed Conversion Price”). Following a Series 1 Trigger Event or Event of Default, the Series 1 Conversion Price was to be the lesser of the (i) Series 1 Fixed Conversion Price, and (ii) greater of (x) 85% multiplied by the lowest daily volume weighted average price (VWAP) of the Class A common stock during the ten business day period prior to the measurement date, and (y) $1.00.

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

Notwithstanding the foregoing, the Company was not required to give effect to any conversion of Series 1 Shares to the extent that, following such conversion, the holder individually (without aggregating with its affiliates) would beneficially own in excess of 4.99% of the outstanding Class A common stock (the “Maximum Percentage”); provided, that the Maximum Percentage for a holder of Series 1 Preferred together with such holder’s affiliates was 9.99%. The Maximum Percentage was enforceable, unconditional, and non-waivable and applied to all affiliates and assigns of each holder of Series 1 Shares.

The Company had the right at any time after the date that was six months from the earlier of (i) the effective date of the registration statement registering the shares of Class A common stock into which the Series 1 Shares were convertible, and (ii) the date that such shares of Class A common stock were eligible for resale pursuant to Rule 144 under the Securities Act, to elect, in the Company’s sole discretion, to redeem all or any portion of the Series 1 Shares then outstanding by paying an amount in cash equal to the Series 1 Preferred Liquidation Amount multiplied by 115%. In addition, the Company had the right, at its election, to use at least 25% of any funds that the Company raised through an equity financing to redeem outstanding Series 1 Shares.

The Series 1 Shares were not entitled to participate in any dividends, distributions, or payments to the holders of the Company’s common stock. However, the Series 1 Shares were entitled to the Series 1 Preferred Return described above.

The Series 1 Shares voted together with holders of the Class A common stock and Class B common stock on an as-converted basis, and not as a separate class, at any annual or special meeting of stockholders, and holders of Series 1 Shares were permitted to act by written consent in the same manner as holders of the Class A common stock and Class B common stock. In addition, for so long as any Series 1 Shares were outstanding, the affirmative vote of a majority of the Series 1 Shares then outstanding was required to (i) alter or change adversely the powers, preferences or rights given to the Series 1 Shares or alter or amend the Series 1 Certificate of Designations, or (ii) enter into any agreement with respect to any of the foregoing.

Notwithstanding the foregoing, in no event was a holder of Series 1 Shares (together with such holder’s affiliates, and any “persons” acting as a “group” (as such terms are defined under Sections 13(d) and 14(d) of the Exchange Act and the rules and regulations promulgated thereunder) together with such holder or such holder’s affiliates (such persons, “Attribution Parties”)) entitled to vote, on an as-converted basis and in aggregate with respect to any other shares of the Class A common stock, Class B common stock, Series 2 Shares or other preferred stock beneficially owned by such holder of Series 1 Shares or any affiliates or Attribution Parties of such holder, more than 4.99% of the Company’s outstanding voting shares as of the applicable record date, as adjusted for any stock splits, reverse stock splits, stock dividends, reclassifications, reorganization, recapitalizations or other similar transaction.

Pursuant to the Series 1 Certificate of Designations, for so long as any Series 1 Shares remained outstanding, the Company agreed to comply with a number of covenants restricting its ability to take certain actions or engage in certain activities, which restrictions are typical for protecting holders of preferred shares such as the Series 1 Shares. In particular, at any time that any Series 1 Shares were outstanding, the Company agreed not to issue any preferred stock or other securities (except for certain limited issuances), not to enter into certain fundamental transactions (including, without limitation, mergers, business combinations or similar transactions), and not to incur any debt (other than trade payables incurred in the ordinary course of business) without, in each case, the prior written consent of the holders of a majority of the Series 1 Shares then issued and outstanding.

Series 2 Convertible Preferred Stock

On March 21, 2025, the Company entered into Series 2 Equity Financing with Streeterville. At the initial closing of the Series 2 Equity Financing on March 25, 2025, the Company sold $4.5 million of Series 2 Shares. The Company subsequently sold to Streeterville an additional $3.0 million of Series 2 Shares on April 10, 2025, and an additional $3.5 million of Series 2 Shares on December 15, 2025. As of March 31, 2026, and December 31, 2025, there were 4,961 and 5,166 Series 2 Shares issued and outstanding, respectively. All other Series 2 Shares have been converted into shares of the Company’s Class A common stock.

Each Series 2 Share has a stated value of $1,111, subject to an automatic 10% increase upon the occurrence of an Event of Default (the “Series 2 Stated Value”).

Except as otherwise set forth in the Series 2 Certificate of Designations or as required by applicable law, the Series 1 Shares and the Series 2 Shares rank equally (including with respect to dividends and distributions and upon any Liquidation Event) and are identical in all respects. Except to the extent that the holders of at least a majority of the outstanding Series 1 Shares and the Series 2 Shares, voting together as a single class, expressly consent to the creation of capital stock that is either senior or pari passu in rank with the Series 1 Shares and the Series 2 Shares, all other shares of capital stock of the Company will be junior in rank.

The Series 2 Shares accrue a 9.5% per annum rate of return on the Series 2 Stated Value (the “Series 2 Preferred Return”) from the date of issuance. The Series 2 Preferred Return is payable on a quarterly basis, and is subject to quarterly compounding, either in cash or via the issuance of additional Series 2 Shares, at the Company’s discretion. Following an Event of Default, the Series 2 Preferred Return increases to 15% per annum until such Event of Default has been cured.

In the event of a Liquidation Event or Deemed Liquidation Event, the Series 2 Shares will be paid an amount equal to (i) the Series 2 Stated Value at such time, plus (ii) any accrued and unpaid Series 2 Preferred Return (the “Series 2 Preferred Liquidation Amount”), prior to any payments being made to the holders of the Company’s common stock. Following payment of the Series 2 Preferred Liquidation Amount, the Series 2 Shares will not participate in the distribution of any remaining assets of the Company.

The Series 2 Shares are convertible at any time into (i) the number of Series 2 Shares being converted multiplied by their then Series 2 Stated Value (the “Series 2 Conversion Amount”), divided by (ii) the Series 2 Conversion Price (defined below).

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

On April 11, 2025, the Company entered into a Supplement Terms Agreement with Streeterville (the “First Series 2 Supplemental Terms”), in connection with the Company’s issuance and sale of 3,000 Series 2 Shares (the “Tranche 2 Shares”) to Streeterville. The First Series 2 Supplemental Terms provides that, irrespective of the terms of the Series 2 Certificate of Designations, Streeterville will not have the right to convert the Tranche 2 Shares into shares of the Company’s Class A common stock at a conversion price of less than $1.00 per share prior to 30 days following the occurrence of a First Supplemental Terms Trigger Event (defined below), at which time the Company may elect to pay the conversion amount in cash or by issuance of additional shares of Class A common stock, at the Company’s discretion. A “First Supplemental Terms Trigger Event” will occur when the daily VWAP of our Class A common stock is below $1.00 for five or more business days during any given 15-day period.

As of March 31, 2026, and since the first calendar quarter of 2025, one or more Series 2 Trigger Events have been in effect. Specifically, the Company has incurred a net loss in excess of $1,000,000 and its stockholders' equity has been less than $2,500,000 in each quarter since the first calendar quarter of 2025. As a result, since the first calendar quarter of 2025, the Series 2 Conversion Price has been determined as the lesser of (i) the Series 2 Fixed Conversion Price of $10.00 per share and (ii) the greater of (x) 88% of the lowest daily VWAP of the Class A common stock during the eight business day period prior to each applicable measurement date and (y) 20% of the Minimum Price as defined in Nasdaq Rule 5635 calculated as of the most recent date on which Series 2 Shares were issued. During the three months ended March 31, 2026, the 280 Series 2 Shares that were converted to Class A common stock were converted at a weighted-average conversion price of approximately $0.5626 per share. The Trigger Event and resulting variable conversion price are reflected in the Monte Carlo simulation model used to determine the fair value of the bifurcated derivative liability at each measurement date.

In addition, on December 15, 2025, the Company entered into a second Supplement Terms Agreement with Streeterville (the “Second Series 2 Supplemental Terms”), in connection with its issuance and sale of 3,500 Series 2 Shares (the “Tranche 3 Shares”) to Streeterville. The Second Series 2 Supplemental Terms provides that, irrespective of the terms of the Series 2 Certificate of Designations, Streeterville will not have the right to convert the Tranche 3 Shares into shares of Class A common stock at a conversion price of less than $0.75 per share prior to 20 days following the date that the daily VWAP of the Class A stock is below $0.75 (the “Cooling Off Period”). Following the Cooling Off Period, if Streeterville seeks to convert any of the Tranche 3 Shares with a conversion price below $0.75 per share, the Company may elect to pay the conversion amount in cash or by issuance of additional shares of Class A common stock, at the Company’s discretion. Only one Cooling Off Period may occur unless the daily VWAP of the Class A Stock is above $0.75 for 90 consecutive days, after which a subsequent Cooling Off Period may occur.

Notwithstanding the foregoing, the Company will not give effect to any conversion of Series 2 Shares to the extent that, following such conversion, the holder individually (without aggregating with its affiliates) would beneficially own in excess of 4.99% of the outstanding Class A common stock (the Maximum Percentage); provided, that the Maximum Percentage for a holder of Series 2 Shares together with such holder’s affiliates will be 9.99%. The Maximum Percentage is enforceable, unconditional, and non-waivable and shall apply to all affiliates and assigns of each holder of the Series 2 Shares.

The Company has the right at any time after the date that is six months from the earlier of (i) the effective date of the registration statement registering the shares of Class A common stock into which the Series 2 Shares are convertible, and (ii) the date that such shares of Class A common stock are eligible for resale pursuant to Rule 144 under the Securities Act, to elect, in the Company’s sole discretion, to redeem all or any portion of the Series 2 Shares then outstanding by paying an amount in cash equal to the Series 2 Preferred Liquidation Amount multiplied by 115%. In addition, the Company may, at its election, use at least 25% of any funds that it raises through an equity financing to redeem outstanding Series 2 Shares.

The Series 2 Shares are not entitled to participate in any dividends, distributions, or payments to the holders of the Company’s Class A common stock. However, the Series 2 Shares are entitled to the Series 2 Preferred Return described above.

The Series 2 Shares shall vote together with holders of Class A common stock and Class B common stock on an as-converted basis, and not as a separate class, at any annual or special meeting of stockholders, and may act by written consent in the same manner as holders of Class A common stock and Class B common stock. In addition, for so long as any Series 2 Shares are outstanding, the affirmative vote of a majority of the Series 2 Shares then outstanding shall be required to (i) alter or change adversely the powers, preferences or rights given to the Series 2 Shares or alter or amend the Series 2 Certificate of Designations, or (ii) enter into any agreement with respect to any of the foregoing.

Notwithstanding the foregoing, in no event shall a holder of Series 2 Shares (together with such holder’s affiliates, and any “persons” acting as a “group” (as such terms are defined under Sections 13(d) and 14(d) of the Exchange Act and the rules and regulations promulgated thereunder) together with Attribution Parties) be entitled to vote, on an as-converted basis and in aggregate with respect to any other shares of our Class A common stock, Class B common stock, Series 1 Shares, or other preferred stock beneficially owned by such holder of Series 2 Shares or any affiliates or Attribution Parties of such holder, more than 4.99% of the outstanding voting shares as of the applicable record date, as adjusted for any stock splits, reverse stock splits, stock dividends, reclassifications, reorganization, recapitalizations or other similar transaction.

Pursuant to the Series 2 Certificate of Designations, for so long as any Series 2 Shares remain outstanding, the Company has agreed to comply with a number of covenants restricting its ability to take certain actions or engage in certain activities, which covenants are substantially similar to the covenants in the Series 1 Certificate of Designations described above. In particular, at any time that any Series 2 Shares are outstanding, the Company will not issue any preferred stock or other securities (except for certain limited issuances), will not enter into certain fundamental transactions (including, without limitation, mergers, business combinations or similar transactions), and will not incur any debt (other than trade payables incurred in the ordinary course of our business) without, in each case, the prior written consent of the holders of a majority of the Series 2 Shares then issued and outstanding.

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

For the periods ended March 31, 2026 and December 31, 2025, the Company elected to pay the return on the Series 2 Shares by issuing additional Series 2 Shares. On January 5, 2026, pursuant to the terms of our Series 2 Shares, we issued Streeterville an additional 75 Series 2 Shares as dividend payments. During the three months ended March 31, 2026, 280 Series 2 Shares were converted to 552,932 shares of Class A common stock. As of March 31, 2026, there were 4,961 Series 2 Shares issued and outstanding. Subsequent to March 31, 2026, on June 29, 2026, the Company filed an Amended and Restated Certificate of Designations for the Series 2 Shares that eliminated the variable conversion price feature and the Deemed Liquidation Event provision, and reduced the Fixed Conversion Price to $0.40 per share. In addition, on June 30, 2026, the Company and Streeterville entered into an Exchange Agreement pursuant to which 1,170 Series 2 Shares were exchanged for an unsecured Promissory Note in the principal amount of $1,299,870. See Note 9 for additional details regarding these subsequent events.

Mezzanine (Temporary) Equity Rollforward

The following table presents the activity in the carrying value of the Series 1 Shares and Series 2 Shares classified in temporary equity for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance (1)	$4,186,991	$–
Issuances at proceeds/accrued value	–	10,833,325
Embedded derivative bifurcation at issuance	(20,805)	(3,127,133)
Preferred return accrual (deemed dividend)	83,325	(7,777)
OID accretion (deemed dividend)	182,330	309,526
Conversions to Class A common stock	(231,988)	(1,784,246)
Ending balance	$4,199,853	$6,223,695

Shares outstanding at period end	4,961	8,285
Carrying value per share	$846.57	$751.20

(1)	Beginning balance excludes $83 of accrued preferred dividends classified as a current liability on the consolidated balance sheet.

Accretion of the original issue discount and the 9.5% preferred return are recognized as increases to the temporary equity carrying value with corresponding charges to additional paid-in capital and accumulated deficit as deemed dividends. Upon conversion of Series 2 Shares to Class A common stock, the host instrument carrying value at the conversion date is reclassified from temporary equity to additional paid-in capital, and the related bifurcated derivative liability is derecognized at fair value with the offset recorded to additional paid-in capital.

Equity Line Financing

On November 25, 2024, we entered into the Equity Line with Atlas, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50.0 million of our Class A common stock over the 24-month term of the Equity Line. In consideration of Atlas’s commitment to purchase shares pursuant to the Equity Line, we issued 143,472 shares of our Class A common stock to Atlas on February 6, 2025, and an additional 229,662 shares of our Class A common stock on July 9, 2025, as a result of the decline in the market price of our Class A common stock since signing the Equity Line. As of the date of this Report, we have not sold any shares to Atlas pursuant to the Equity Line, other than the commitment shares described in the preceding sentence.

Equity Distribution Agreement

On February 2, 2026, we entered into the ATM Facility with Maxim to create an at-the-market equity program. Under the ATM Facility, we may offer and sell shares of our Class A common stock from time to time having an aggregate offering amount of up to $9.0 million during the term of the ATM Facility, through Maxim, as sales agent, subject to the terms and conditions of the ATM Facility. The ATM Facility requires us to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of shares of Class A common stock pursuant to the ATM Facility.

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

Stock-Based Compensation

The Company maintains the Cloudastructure, Inc. Amended and Restated 2024 Equity Incentive Plan (the “Incentive Plan”), which was adopted by the board of directors on June 27, 2025, and approved by the Company’s stockholders in September 2025. The Incentive Plan is an amendment and restatement of the Company’s previous 2024 Stock Option Plan. Under the Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and consultants. As of March 31, 2026, there were the equivalent of 2,268,167 shares available for future issuance under the Incentive Plan.

Stock options granted under the Incentive Plan are generally exercisable into shares of the Company’s Class B common stock or Class A common stock. Since the Company’s Nasdaq listing in January 2025, options have been granted at an exercise price equal to the closing price of the Company’s Class A common stock on the date of grant. Since January 1, 2025, all stock option grants have been for Class A common stock. Options generally vest over four years, with an initial one-year cliff, and expire ten years from the date of grant.

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of subjective assumptions, including (i) the estimated fair value of the underlying stock on the measurement date, (ii) the expected term of the option, (iii) the expected volatility of the Company’s stock price, and (iv) the risk-free interest rate. Due to the Company’s limited trading history as a publicly listed company, expected volatility is estimated based on the historical volatility of the stock prices of comparable publicly traded companies over a period commensurate with the expected term. The expected term is estimated using the simplified method permitted under SEC Staff Accounting Bulletin No. 107, as the Company does not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the expected term.

The following table summarizes the assumptions used to estimate the fair value of options granted during the three-month periods ended March 31, 2026 and 2025:

	2026	2025
Expected term (years)	4	4
Expected volatility	48%	48%
Risk-free rate	3.51%	0.51%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per option	$0.66	$0.22

All equity grants are issued at current stock price on the day of grant, using the average of the day’s high and low stock price.  For the three months ended March 31, 2026, this range was between $0.65 - 0.76 per share. For the three months ended March 31, 2025, the stock price and exercise price was $6.75 per share.

	Number of Options	Exercise Price Range	Weighted-Average Exercise Price
Options outstanding at December 31, 2025	15,366,571	0.024 - 2.70	$2.00
Granted	498,000	0.65 – 0.67	0.27
Canceled	351,051	0.024 - 2.70	2.15
Exercised	433,750	0.024	0.02
Options outstanding at March 31, 2026	15,079,770	$0.024 - 6.75	$1.74

Outstanding Warrants

There were 814,167 Class A common stock warrants at an exercise price of $2.16 outstanding as of December 31, 2025, and March 31, 2026.

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

Data Center Lease

On January 1, 2024, the Company entered into a month-to-month lease agreement (the “Lease”) with Hydro Hash (HH), a related party, for additional data center space. The Lease includes space, power, and high-speed internet access and qualifies as a short-term lease under ASC 842. Accordingly, lease costs are recognized as lease expense on a straight-line basis over the lease term, and no right-of-use asset or lease liability has been recorded. Under the Lease, the Company pays fixed monthly base rent of approximately $5,000. In addition, the Company pays a fixed monthly amount of approximately $3,000 to reimburse HH for third-party bandwidth services.

Consulting Agreement

On February 16, 2026, the Company entered into a month-to-month consulting agreement (the “Agreement”) with Melissa Hargis, a related party, for software engineering services. The Agreement provides for Ms. Hargis to provide software engineering services to the Company on a monthly basis at a rate of $8,000 per month. During the three-month period ended March 31, 2026, the Company incurred $8,000 of expense related to the Agreement.

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

	Surveillance Segment
	Three months ended March 31,
	(Unaudited)
	2026	2025
Revenue	$1,315	$738
Less:
COGS	605	407
G&A	1,383	1,082
R&D	705	769
Sales & Marketing	913	812
Operations	312	103
Loss from operations	(2,603)	(2,436)
Other (taxes, interest, etc.)	(172)	422

Segment net income/(loss)	(2,774)	(2,015)

Consolidated net income/(loss)	$(2,774)	$(2,015)

Note 9 – Subsequent Events

In light of the change in how the Series 2 Shares are accounted for, as described in Note 2 above, the Company and Streeterville have renegotiated the terms of the Series 2 Shares so they will no longer be considered mezzanine equity. On June 29, 2026, the Company amended and restated the original certificate of designations for the Series 2 Shares to address the accounting classification issues described in Note 2 above and to align the contractual terms of the Series 2 Shares with the Company’s and Streeterville’s original intent that such instrument be classified as permanent equity.

On June 29, 2026, the Company filed an Amended and Restated Certificate of Designations of Preferences and Rights of Series 2 Convertible Preferred Stock (the “Amended Certificate”) with the Secretary of State of the State of Delaware, which was approved by the Board of Directors and by Streeterville, as the sole holder of all outstanding Series 2 Shares. The Amended Certificate eliminates the provisions that previously gave rise to the mezzanine (temporary) equity classification, including: (i) removal of the “Deemed Liquidation Event” provision that previously entitled holders to receive the Series 2 Preferred Liquidation Amount upon certain change-of-control transactions not solely within the Company’s control; (ii) reduction of the Fixed Conversion Price from $10.00 to $0.40 per share, thereby eliminating the variable conversion price feature that required bifurcation of the embedded derivative under ASC 815-15; and (iii) limitation of the liquidation preference to apply solely upon an actual voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, with explicit exclusion of mergers, consolidations, sales of assets, and other business combinations. The Company expects that the amended terms will support classification of the Series 2 Shares within permanent stockholders’ equity prospectively from the date of the amendment.

On June 30, 2026, the Company entered into an Exchange Agreement with Streeterville pursuant to which Streeterville exchanged 1,170 Series 2 Shares for an unsecured Promissory Note of the Company in the original principal amount of $1,299,870 (the “Exchange Note”). The exchange was effected as a Section 3(a)(9) exchange under the Securities Act of 1933, as amended, without any additional consideration paid by Streeterville. The Exchange Note bears interest at 9.5% per annum (compounding daily on a 360-day year basis) and matures on July 30, 2027, 13 months from the date of issuance. Beginning July 30, 2026, Streeterville has the right to redeem up to $108,332.50 (plus accrued interest) of the Exchange Note per calendar month. Upon the occurrence of specified trigger events or events of default (including failure to pay, insolvency, delisting, or breach of covenants), Streeterville may accelerate the Exchange Note and the outstanding balance increases by 10%. Following the exchange, the 1,170 Series 2 Shares were cancelled.

The Company expects to account for the exchange as an extinguishment of the Series 2 Shares surrendered for exchange by Streeterville and issuance of a new debt instrument. Accordingly, as of June 30, 2026, the carrying value of the 1,170 Series 2 Shares will be derecognized, the Exchange Note will be recorded at fair value, and any difference will be recognized in additional paid-in capital or as a deemed dividend/contribution, as applicable. The Company will evaluate the Exchange Note for embedded features requiring bifurcation under ASC 815-15.

In connection with the revision of prior period financial information described in Note 2 above, the Company performed a recovery analysis pursuant to its compensation recovery policy adopted in compliance with Exchange Act Rule 10D-1 and the applicable Nasdaq listing standards. Based on this analysis, the Company determined that the revisions did not result in any erroneously awarded incentive-based compensation to any current or former executive officer during the applicable recovery period. Accordingly, no recovery of compensation was required under the Company’s compensation recovery policy.

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

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

Net Revenues

The majority of our net revenues for the three months ended March 31, 2026 were comprised of subscription revenue generated from our core business services (cloud video surveillance and remote guarding) and hardware sales.

The following table summarizes our revenue by service line:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cloud Video Surveillance	$337	$115
Remote Guarding	301	105
Hardware	382	311
Other (installation, door subscriptions, etc.)	295	206
	$1,315	$738

Total revenue increased by $578,000, or 78%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The Company increased the number of subscribing properties by 79% during the three months ended March 31, 2026 when compared to the same period in 2025. During the first quarter of 2026, cloud video subscriptions increased by $222,000, or 193%, Remote Guarding increased by $196,000, or 187%, hardware sales increased by $71,000, or 23%, and installation sales and other sales increased by $89,000, or 43%, over the same period in 2025.

Cost of Goods Sold

The following table summarizes our cost of goods sold:

	Three Months Ended March 31,
(in thousands)	2026	2025
Hosting and Data Center Bandwidth	$123	$60
Remote Guarding	64	43
Hardware	91	172
Installation Labor	327	132
	$605	$407

Our cost of goods sold increased by $198,000, or 49%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was the result of increased sales and completion of more installation projects in the three months ended March 31, 2026 compared to the same period in 2025. Hosting and data center bandwidth costs increased by $63,000, or 105%, Remote Guarding costs increased by $21,000, or 49%, hardware costs decreased by $81,000, or 47%, and installation labor costs increased by $195,000, or 148% compared to the same period in 2025.

Operating Expenses

Our operating expenses for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$1,383	$1,082
Research and development	705	769
Sales and marketing	913	812
Operations	312	103
	$3,313	$2,766

General and administrative expenses increased by $301,000, or 28%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily due to an increase of $117,000, or 13%, in Salaries and Benefits, an increase of $111,000, or 3,458%, in Professional Services, and an increase of $59,000, or 1,521%, in Equipment.

Research and Development (“R&D”) expenses decreased by $64,000, or 8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily due to a decrease of $183,000, or 32%, in Salaries and Benefits, offset by an increase of $110,000, or 62%, in Consulting Fees.

Sales and Marketing expenses increased by $101,000, or 12%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily due to an increase of $52,000, or 358%, in Consulting Fees and an increase of $34,000, or 588%, in Other.

Operations expenses increased by $209,000, or 203%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily due to an increase of $168,000, or 287%, in Salaries and Benefits related to increased headcount in the department.

Other Income / Expense

Change in fair value of derivative liabilities consists of non-cash gains and losses arising from the remeasurement of bifurcated derivative liabilities associated with the Company’s preferred stock at each reporting date and conversion date using a Monte Carlo simulation model. For the three months ended March 31, 2026, we experienced a loss on change in fair value of the derivative liability totaling $128,000. For the three months ended March 31, 2025, we experienced a gain on change in fair value of the derivative liability totaling $415,000.

Net Loss

As a result of the foregoing, the Company had a net loss of $2.77 million for the three months ended March 31, 2026, compared to a net loss of $2.01 million for the three months ended March 31, 2025, a loss increase of 38% for the current period compared to the prior period. Gross profit increased by approximately 115%. Gross profit was $710,000 for the three months ended March 31, 2026 and $330,000 for the three months ended March 31, 2025.

As described in Note 2 to the condensed consolidated interim financial statements, the comparative financial information for the three months ended March 31, 2025 has been revised to correct errors related to the accounting for the Company’s Series 1 Shares and Series 2 Shares. The errors related solely to the technical classification of the instrument on the balance sheet and to the measurement of the embedded derivative liability, and had no impact on the Company’s cash position, liquidity, revenue, or operating expenses. It was always the intent of both the Company and Streeterville that the Series 1 Shares and the Series 2 Shares be classified as permanent equity. As a result, as described in Note 9, subsequent to March 31, 2026, the Company amended and restated the Series 2 Certificate of Designations to eliminate the contractual provisions that gave rise to the classification errors. Management believes these actions have effectively resolved the underlying accounting classification issues on a prospective basis.

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

Net cash used in operating activities for the three months ended March 31, 2026 was $2.51 million, which reflects our net loss of $2.77 million, increases in accounts receivable of $43,000, prepaid expenses of $296,000, deferred revenue of $102,000, and accrued expenses of $41,000 and offset by decreases in inventory of $17,000, accounts payable of $126,000, $414,000 of stock compensation expense, and $24,000 of depreciation expense.

Investing Activities

Our investing activities have consisted primarily of business combinations and the purchases of assets and equipment. We have invested in assets and equipment to support our headcount growth.

Net cash used in investing activities for the three months ended March 31, 2026 was $58,000, which was attributable to asset additions to colocation equipment for our Montana data center in the amount of $33,000, $21,000 for equipment for research and development, and $3,000 of equipment in India.

Financing Activities

Our net cash used in financing activities for the three months ended March 31, 2026 was $130,000 compared to $9.36 million of cash provided by financing activities for the same period in 2025. The cash used in financing activities during the three months ended March 31, 2026 was principally attributed to $140,000 of issuance cost offset by $11,000 of proceeds from issuance of Class A common shares.

On January 5, 2026, pursuant to the terms of our Series 2 Shares, we issued Streeterville an additional 75 Series 2 Shares as dividend payments.

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

As of March 31, 2026, we had approximately $5.75 million of cash on hand and approximately $4.76 million of working capital. We believe that our cash on hand, anticipated cash flows from operations, and financing available to us pursuant to the Equity Line and ATM Facility (subject to meeting the conditions of those financing arrangements) will be sufficient to meet our liquidity and capital resource requirements and continue operations for at least 12 months from the date of this Report. Our ability to draw on these facilities is subject to a number of conditions, many of which are outside of our control, including satisfaction of share price thresholds, beneficial ownership limitations, and other closing conditions. There is no assurance that such financing will be available when needed or on terms acceptable to us. If we are unable to access these facilities or raise alternative financing, it would be necessary to seek other sources of debt or equity capital, which may not be available or may only be available on terms that would have a material adverse effect on our results of operations and financial condition.

The interim condensed consolidated unaudited financial statements included within this Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We have incurred operating losses and negative cash flows from operations since inception. As of March 31, 2026, we had an accumulated deficit of approximately $53.8 million. Management expects to continue to incur operating losses and negative cash flows for the foreseeable future.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

In connection with the preparation of these condensed consolidated interim financial statements, management identified a material weakness in the Company's internal control over financial reporting relating to the accounting for complex equity-linked financial instruments. Specifically, the Company did not maintain sufficient technical accounting resources with the expertise necessary to evaluate the classification of embedded features under ASC 815-15, the indexation criteria under ASC 815-40-15, and the mezzanine classification requirements under ASC 480-10-S99-3A. As a result, the Company failed to bifurcate the embedded conversion feature of its Preferred Stock as a derivative liability and failed to classify the host instrument in temporary equity (mezzanine) from the instrument's inception in January 2025. The errors, which were identified by the Company during the preparation of this Report, persisted across four quarterly and one annual reporting period without detection by any management control.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The structural nature of the deficiency, arising from the absence of qualified technical accounting resources rather than a one-time process failure, creates a reasonable possibility that a material misstatement could result from similar instruments in the future. Management has concluded that this deficiency constitutes a material weakness.

Remediation Plan

Management, under the oversight of the Audit Committee of the Board of Directors, has designed and is implementing a remediation plan to address the material weakness described above. The plan is intended to address the root cause of the deficiency, specifically, the absence of sufficient qualified technical accounting resources capable of evaluating complex equity-linked instruments under applicable accounting standards. The remediation plan includes the following actions:

Process and Control Design

•	Instrument intake and classification protocol. The Company has designed a new control requiring that, prior to initial recognition, all new debt and equity instruments (including instruments with embedded features, conversion rights, redemption features, or anti-dilution provisions) receive a formal, written technical accounting memorandum addressing the accounting treatment for the instrument under applicable accounting standards. This memorandum will be prepared by the Company’s internal accounting team with review by external technical advisors as needed.
•	Periodic reassessment control. The Company has established a quarterly reassessment control under which all outstanding instruments with embedded features or contingent terms are re-evaluated for changes in classification resulting from subsequent events, modifications, or updated guidance.
•	Management review and sign-off. The Chief Financial Officer will review and approve each technical accounting memorandum prior to the closing of the books for the reporting period in which the instrument is issued or modified.

Governance and Oversight

•	Audit Committee reporting. Management will provide the Audit Committee with periodic updates on the status of remediation efforts.

The material weakness will not be considered remediated until the applicable remedial controls have operated for a sufficient period of time and management has concluded that these controls are operating effectively, which management expects will require operation through at least two consecutive quarterly reporting cycles. Management currently anticipates that the material weakness will be remediated no earlier than December 31, 2026. There can be no assurance these remediation measures will be successful or that additional actions will not be required.

Changes in Internal Control over Financial Reporting

Other than the remediation measure described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CLOUDASTRUCTURE, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of March 31, 2026, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

This Report should be read in conjunction with Part I - Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

As described in Part I, Item 4 of this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex equity-linked financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are implementing a remediation measure as described in Part I, Item 4; however, we cannot assure you that this measure will be sufficient to remediate the material weakness or prevent future material weaknesses. If we are unable to remediate the material weakness, or if we identify additional material weaknesses or significant deficiencies in our internal controls, our ability to produce timely and accurate financial statements may be impaired, which could adversely affect investor confidence, our stock price, and our ability to access the capital markets.

There is an increased risk that our Class A common stock may be delisted from Nasdaq, which would adversely affect the liquidity and market price of our Class A common stock and our ability to raise capital.

Our Class A common stock is listed on The Nasdaq Capital Market. To maintain our listing, we must satisfy certain continued listing requirements, including a minimum bid price of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) and timely filing of periodic reports with the SEC under Nasdaq Listing Rule 5250(c)(1). As previously disclosed, on February 17, 2026, we received a written notification (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our Class A common stock had been below $1.00 per share for the 30 consecutive business days from December 29, 2025 through February 10, 2026. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a compliance period of 180 calendar days, or until August 17, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the compliance period.

Under Nasdaq Listing Rules, a company listed on the Nasdaq Capital Market may be eligible for an additional 180 calendar day compliance period if, on the 180th day, it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Nasdaq Capital Market (except the bid price requirement), and notifies Nasdaq of its intent to cure the deficiency. The initial listing standards include, among other things, a minimum stockholders’ equity of $5,000,000 under the Equity Standard in Nasdaq Listing Rule 5505(b)(1). As of March 31, 2026, our stockholders’ equity was approximately $904,000 (excluding temporary equity classified in mezzanine), which is substantially below the $5,000,000 threshold required under the Equity Standard. Accordingly, based on our most recent financial statements, we do not currently satisfy the initial listing standards necessary to qualify for a second 180-day compliance period. If we are unable to regain compliance with the minimum bid price requirement by August 17, 2026 and are not eligible for an additional compliance period, Nasdaq will provide notice that our Class A common stock is subject to delisting, and we may appeal such determination to a Nasdaq Hearings Panel.

As disclosed in the Company’s proxy statement filed with the SEC on June 2, 2026, the Company intends to seek stockholder approval of a reverse stock split of its Class A common stock, which the Company believes may assist it in regaining compliance with Nasdaq’s minimum bid price requirement. However, there can be no assurance that stockholders will approve the reverse stock split proposal, or that a reverse stock split, if effected, will result in the closing bid price of our Class A common stock exceeding $1.00 per share for the required period or on a sustained basis. A reverse stock split may also reduce the liquidity of our Class A common stock and may not result in a stock price proportionate to the reduction in shares outstanding.

In addition, as a result of the late filing of this Report, the Company received a separate notification from Nasdaq regarding noncompliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of all periodic reports with the SEC. Under Nasdaq’s procedures for filing delinquencies, the Company has 60 calendar days from receipt of the notification to submit a plan to regain compliance with Rule 5250(c)(1), after which Nasdaq staff may grant an exception period of up to 180 calendar days from the due date of the delinquent report to file all delinquent reports. Although the Company expects that the filing of this Report will be the principal step toward curing the Rule 5250(c)(1) deficiency, compliance is not automatically restored upon filing; rather, Nasdaq staff must review and confirm that the Company has regained compliance. There can be no assurance that Nasdaq will determine that the filing of this Report is sufficient to cure the deficiency, particularly if additional periodic reports become delinquent before Nasdaq confirms compliance.

If our Class A common stock were to be delisted from Nasdaq, trading in our shares would likely be conducted in the over-the-counter market, which typically involves less liquidity, wider bid-ask spreads, and reduced analyst coverage. A delisting would also likely trigger events of default or trigger events under our outstanding Series 2 Shares and the Exchange Note (see Notes 5 and 9 to the financial statements), impair our ability to raise capital through equity or debt financings (including pursuant to our existing Equity Line and ATM Facility), adversely affect the market price of our Class A common stock, and reduce investor confidence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered sales of equity securities: None.

(b)	Use of proceeds: Not applicable.

(c)	Issuer purchases of equity securities: None.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the quarter ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

3.1

Amended and Restated Certificate of Designations of Preferences and Rights of Series 2 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2026)

10.1	Equity Distribution Agreement between the Company and Maxim Group LLC dated February 2, 2026 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on February 2, 2026)

10.2	Waiver Agreement between the Company and Streeterville Capital, LLC dated February 2, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 2, 2026)

10.3

Exchange Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC dated June 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2026)

10.4	Promissory Note issued by Cloudastructure, Inc. to Streeterville Capital, LLC dated June 30, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2026)

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

CLOUDASTRUCTURE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDASTRUCTURE, INC.

Date: July 17, 2026	By:	/s/ James McCormick
James McCormick
Chief Executive Officer
(Principal Executive Officer)

Date: July 17, 2026	By:	/s/ Greg Smitherman
Greg Smitherman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

