Form 10-Q
period 2026-06-30
CLOUDASTRUCTURE, INC.
filed 2026-08-18
CIK 1709628

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2026
Class A Common Stock	867,282
Class B Common Stock	190

CLOUDASTRUCTURE, INC.

EXPLANATORY NOTE

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

The comparative financial information for the three months and six months ended June 30, 2025, and the balance sheet as of December 31, 2025, presented in this report have been revised to reflect the correction of these errors. See Note 2 to the condensed consolidated interim financial statements for additional details regarding the nature of the errors, the affected financial statement line items, and the quantitative effects of the revisions. See also Part I, Item 4 of this report for a discussion of the related material weakness in internal control over financial reporting.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future”, “goal,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this report may include, but are not limited to, statements about:

•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•	our ability to access additional financing to support our operations
•	the implementation of our business model and our strategic plans for our business, product, services and technology;
•	our commercialization and marketing capabilities and strategy;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•	the scope of protection that we able to establish and maintain for intellectual property rights covering our products, services and technology;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the impact of new or existing laws and regulations on our business and strategy.

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

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report, including, among others, those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K, as updated by information filed in our Forms 10-Q and Forms 8-K. A non-exhaustive summary of principal risk factors that make investing in our securities risky and may cause actual results to differ materially are set forth below:

•	Although our Class A common stock has regained compliance with Nasdaq’s minimum bid price requirement, it remains at risk of being delisted from Nasdaq if we fail to maintain compliance with that requirement or with the MVLS requirement, as further discussed in Part II, Item 1A of this report;

•

Our ability to continue as a going concern will likely require substantial additional capital, which may not be available to us (particularly if our Class A common stock gets delisted from Nasdaq) or only available on terms that are expensive or highly-dilutive to our existing stockholders;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share numbers)

	June 30, 2026	December 31, 2025
	(unaudited)	(as revised)
ASSETS
Current assets:
Cash and cash equivalents	$3,807	$8,453
Accounts receivable	1,014	874
Inventory	282	304
Other current assets	558	186
Total current assets	5,661	9,817

Non-current assets:
Fixed assets, net	298	305

TOTAL ASSETS	$5,959	$10,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$237	$531
Accrued expenses	97	8
Deferred revenue	674	590
Derivative liability	–	1,321
Preferred Dividends Payable	134	83
Total current liabilities	1,142	2,533

Note Payable, maturing July 30, 2027	1,300	–
Total long-term liabilities	1,300	–

TOTAL LIABILITIES	2,442	2,533

TEMPORARY EQUITY:
Preferred Stock, $0.0001 par value; 0 and 5,166 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	4,187
STOCKHOLDERS' EQUITY:
Class A common stock, $0.0001 par value; 8,333,333 shares authorized; 832,872 and 796,859 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively*	3	3
Class B common stock, $0.0001 par value; 3,333,333 shares authorized; 190 and 190 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively*	–	–
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized; 3,911 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	0
Additional paid-in capital	59,318	53,987
Accumulated deficit	(55,794)	(50,586)
Accumulated other Comprehensive Income	(10)	(2)
TOTAL TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	3,517	7,589

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$5,959	$10,122

* - The number of shares presented above is adjusted retrospectively to reflect the 1-for-30 reverse stock split effected on July 31, 2026. The number of authorized common and preferred shares presented above is adjusted retrospectively to reflect the change in the article of incorporation effected on July 31, 2026.

See accompanying notes to the unaudited financial statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share numbers)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands)	(unaudited)	(unaudited, as revised)	(unaudited)	(unaudited, as revised)
Revenues	$1,233	$1,086	$2,548	$1,824
Cost of goods sold	(623)	(686)	(1,228)	(1,094)
Gross profit (loss)	610	400	1,320	730

Operating expenses:
General and administrative	839	993	2,222	2,075
Research and development	570	539	1,275	1,308
Sales and marketing	943	622	1,856	1,434
Operations	359	171	671	274

Total operating expenses	2,712	2,324	6,025	5,091

Loss from operations	(2,102)	(1,924)	(4,705)	(4,360)

Other income/(expenses), net:
Interest income	56	73	95	82
State & sales taxes	(4)	(2)	(87)	(4)
Change in fair value of derivative liabilities	319	(334)	191	81
Net loss	$(1,731)	$(2,186)	$(4,505)	$(4,201)

Deemed dividend for original issue discount on preferred shares	(122)	(961)	(571)	(1,262)
Net Loss Available to Common Stockholders	$(1,853)	$(3,147)	$(5,076)	$(5,463)

Basic and diluted (loss) per share of Class A and Class B common stock	$(2.32)	$(5.52)	$(6.33)	$(9.95)
Weighted Average Shares*	797,585	570,563	802,323	548,897

* The Company’s Weighted Average Shares for the three and six months ended June 30, 2026 and June 30, 2025 have been retroactively restated for the reverse stock split as described in the footnotes.

See accompanying notes to the unaudited financial statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the periods ended June 30, 2026

(in thousands, except share and per share numbers)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Loss	$(1,731)	$(2,186)	$(4,505)	$(4,201)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(5)	–	(8)	–
Comprehensive Loss	$(1,736)	$(2,186)	$(4,513)	$(4,201)

See accompanying notes to the unaudited financial statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited)

For the six months ended June 30, 2026

(in thousands, except share and per share numbers)

	Temporary Equity Preferred Stock		Common Stock Class A		Common Stock Class B		Permanent Equity Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)	Total
	Shares	Amount	Shares*	Amount	Shares*	Amount	Shares	Amount
Balance as of December 31, 2025 (As Revised)	5,166	$4,187	796,859	$3	190	$–	–	$–	$53,987	$(50,586)	$(2)	$3,402	$7,589
Issuance of Preferred Stock, net of embedded derivative bifurcation	75	63	–	–	–	–	–	–	–	–	–	–	63
Conversion of Preferred Stock to Class A common stock	(280)	(311)	18,221	–	–	–	–	–	388	–	–	388	77
Preferred stock deemed dividends and accretion	–	261	–	–	–	–	–	–	54	(449)	–	(395)	(134)
Stock-based compensation	–	–	–	–	–	–	–	–	414	–	–	414	414
Common stock activity	–	–	11,125	–	–	–	–	–	10	–	–	10	10
Issuance costs	–	–	–	–	–	–	–	–	(140)	–	–	(140)	(140)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	(3)	(3)	(3)
Net loss	–	–	–	–	–	–	–	–	–	(2,774)	–	(2,774)	(2,774)
Balance as of March 31, 2026	4,961	$4,200	826,205	$3	190	$–	–	$–	$54,714	$(53,808)	$(5)	$904	$5,104
Issuance of Preferred Stock, net of embedded derivative bifurcation	120	116	–	–	–	–	–	–	120	(255)	–	(135)	(19)
Derecognition of embedded derivative liability on amendment	–	1,092	–	–	–	–	–	–	–	–	–	–	1,092
Extinguishment of Preferred Stock for promissory note	(1,170)	(1,300)	–	–	–	–	–	–	–	–	–	–	(1,300)
Reclassification of Preferred Stock to permanent equity	(3,911)	(4,108)	–	–	–	–	3,911	–	4,108	–	–	4,108	–
Stock-based compensation	–	–	–	–	–	–	–	–	376	–	–	376	376
Common stock activity	–	–	6,667	–	–	–	–	–	5	–	–	5	5
Issuance costs	–	–	–	–	–	–	–	–	(5)	–	–	(5)	(5)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	(5)	(5)	(5)
Net loss	–	–	–	–	–	–	–	–	–	(1,731)	–	(1,731)	(1,731)
Balance as of June 30, 2026	–	$–	832,872	$3	190	$–	3,911	$–	$59,318	$(55,794)	$(10)	$3,517	$3,517

* The Company’s changes in stockholders’ equity for the three and six months ended June 30, 2025 has been retroactively restated for the reverse stock split as described in the footnotes.

Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited) (As Revised)

For the six months ended June 30, 2025

(in thousands, except share and per share numbers)

	Temporary Equity Preferred Stock		Common Stock Class A		Common Stock Class B		Permanent Equity Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)	Total
	Shares	Amount	Shares*	Amount	Shares*	Amount	Shares	Amount
Balance as of December 31, 2024	–	$–	467,351	$1	19,034	$–	–	$–	$40,351	$(40,856)	$–	$(504)	$(504)
Issuance of Preferred Stock, net of embedded derivative bifurcation	10,800	7,706	24,000	–	–	–	–	–	(83)	–	–	(83)	7,623
Conversion of Preferred Stock to Class A common stock	(2,515)	(1,784)	10,349	–	–	–	–	–	2,407	–	–	2,407	623
Preferred stock deemed dividends and accretion	–	301	–	–	–	–	–	–	–	(384)	–	(384)	(83)
Stock-based compensation	–	–	–	–	–	–	–	–	627	–	–	627	627
Issuance costs	–	–	–	–	–	–	–	–	(1,474)	–	–	(1,474)	(1,474)
Common stock activity	–	–	12,424	–	(2,778)	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	(2,015)	–	(2,015)	(2,015)
Balance as of March 31, 2025 (As Revised)	8,285	$6,223	514,124	$1	16,256	$–	–	$–	$41,828	$(43,255)	$–	$(1,426)	$4,797
Issuance of Preferred Stock, net of embedded derivative bifurcation	3,082	2,304	–	–	–	–	–	–	83	–	–	83	2,387
Conversion of Preferred Stock to Class A common stock	(4,680)	(4,249)	54,397	1	–	–	–	–	5,186	–	–	5,187	938
Preferred stock deemed dividends and accretion	–	961	–	–	–	–	–	–	–	(1,163)	–	(1,163)	(202)
Stock-based compensation	–	–	–	–	–	–	–	–	556	–	–	556	556
Issuance costs	–	–	–	–	–	–	–	–	(424)	–	–	(424)	(424)
Common stock activity	–	–	12,890	–	(11,343)	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	(2,186)	–	(2,186)	(2,186)
Balance as of June 30, 2025 (As Revised)	6,687	$5,239	581,411	$2	4,913	$–	–	$–	$47,229	$(46,605)	$–	$626	$5,865

* The Company’s changes in stockholders’ equity for the three and six months ended June 30, 2025 has been retroactively restated for the reverse stock split as described in the footnotes.

See accompanying notes to the unaudited financial statements.

CLOUDASTRUCTURE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	(Unaudited)
	2026	2025
		(As Revised)
Cash Flows from Operating Activities
Net Loss	$(4,505)	(4,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	32
Stock-based compensation	791	1,183
Change in fair value of derivative liabilities	(191)	(81)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(140)	(296)
(Increase) Decrease in other current assets	(335)	(211)
(Increase) Decrease in inventory	21	(137)
Increase (Decrease) in accounts payable	(294)	(524)
Increase (Decrease) in accrued expenses	89	20
Increase (Decrease) in deferred revenue	84	165
Increase (Decrease) in other current liabilities	(36)	30
Net Cash Used in Operating Activities	(4,459)	(4,021)

Cash Flows from Investing Activities
Purchase of fixed assets	(49)	(150)
Net Cash Used in Investing Activities	(49)	(150)
Cash Flows from Financing Activities
Proceeds from issuances of Class A shares	15	–
Proceeds from issuance of Preferred Shares	–	13,750
Equity issuance costs	(145)	(1,898)
Net Cash Provided by (Used in) Financing Activities	(130)	11,852

EFFECT OF EXCHANGE RATE ON CASH	(8)	–

Net Change in Cash	(4,646)	7,681
Cash at Beginning of Period	8,453	52
Cash at End of Period	$3,807	$7,733

Supplementary disclosure of non-cash activities
Equity issued for non-cash consideration	$358	$8,013
Derecognition and reclassification of derivative liability	$4,108	$–
Issuance of Series 2 Preferred Stock in settlement of accrued preferred dividends	$217	$91
Derivative liability reclassified to host instrument	$1,092	$1,561
Accrued preferred dividends	$134	$194
Series 2 Shares exchanged for unsecured promissory note	$1,300	$–

See accompanying notes to the unaudited financial statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all the adjustments necessary to present fairly our financial condition as of June 30, 2026, and the results of operations for the six-month periods ended June 30, 2026 and 2025. The results of operations for the six-months and three-months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

Revision of Previously Issued Financial Statements

In connection with the preparation of the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026, the Company identified errors in the accounting for the Company's Series 1 Convertible Preferred Stock (the “Series 1 Shares”) and Series 2 Convertible Preferred Stock (the “Series 2 Shares” and, together with the Series 1 Shares, the “Preferred Shares”). The errors relate to two matters:

Error 1 -- Embedded Derivative Bifurcation

The Series 1 Shares and Series 2 Shares each contain an embedded conversion feature with a variable conversion price that, upon the occurrence of specified trigger events, adjusts to a percentage of the lowest volume-weighted average price over a specified lookback period, subject to a floor price. The Company previously accounted for each series of Preferred Shares as a single unit classified entirely within permanent stockholders' equity. Upon further analysis under ASC 815-15, the embedded conversion features fail the indexation criteria of ASC 815-40-15 due to the variable conversion price formula and accordingly are required to be bifurcated and accounted for as compound embedded derivative liabilities measured at fair value, with changes in fair value recognized in earnings each reporting period. No derivative liability was recognized in any previously filed financial statement from inception of each instrument (January 29, 2025 for the Series 1 Shares and March 25, 2025 for the Series 2 Shares) through December 31, 2025. The Series 1 Shares were fully converted during the second quarter of 2025 and accordingly carry a zero derivative liability balance as of December 31, 2025 and June 30, 2026.

Error 2 -- Mezzanine Classification

Separately, each series of Preferred Shares host instrument, after bifurcation of the embedded derivative, contains redemption features that are contingently exercisable upon the occurrence of events not solely within the control of the Company. Under ASC 480-10-S99-3A (ASR 268), the host instruments are required to be classified in temporary equity (mezzanine), presented between liabilities and stockholders' equity on the condensed consolidated balance sheet, rather than within permanent stockholders' equity as previously reported. As the Series 1 Shares were fully converted during the second quarter of 2025, the mezzanine balance for the Series 1 Shares is zero as of December 31, 2025 and June 30, 2026. As of December 31, 2025, there were Series 2 Shares outstanding, which were classified as temporary equity (mezzanine) as of that date. As of June 30, 2026, there were no Series 2 Shares outstanding classified as temporary equity (mezzanine) as of that date.

Materiality Assessment

Management performed a materiality assessment under SAB Topics 1.M and 1.N (SAB 99 and SAB 108) and concluded that neither error, individually or in the aggregate, was material to any previously filed interim or annual financial statement. Error 1 is an accumulating income statement error; because correcting the cumulative effect in the current period would disproportionately distort the six months and three months ended June 30, 2026, the Company has revised the prior period comparative financial information presented in this report in accordance with ASC 250-10-45-23. This revision does not represent a restatement of previously issued financial statements. Error 2 is a classification error with no effect on net income, earnings per share, total assets, total liabilities, or net assets; it has been corrected as an immaterial out-of-period reclassification. The prior period financial statements were not and are not considered materially misstated.

The accounting errors described above relate solely to the technical classification of the Preferred Shares on the balance sheet and, with respect to Error 1, to the measurement of the embedded derivative liability, which was a non-cash transaction. The revision to correct Error 2 (mezzanine classification) is purely a reclassification within total equity on the balance sheet, with no effect on net income, net loss per share, total assets, total liabilities, or total equity. The revision to correct Error 1 (derivative bifurcation) results in a reclassification of amounts between stockholders’ equity and derivative liabilities and changes the presentation of certain non-cash items within the statement of operations (specifically, the recognition of changes in fair value of derivative liabilities and the reclassification of preferred dividends as deemed dividends below net loss), but does not affect operating loss, cash flows from operations, or the Company’s ability to fund its business. As described in Note 5, on June 29, 2026, the Company amended and restated the terms of the Series 2 Shares to eliminate the contractual provisions that gave rise to both errors and believes the amended terms support permanent equity classification for the Series 2 Shares on a prospective basis. The Series 1 Shares were converted into our Class A common stock during the second quarter of 2025, and no Series 1 Shares were outstanding as of either December 31, 2025 or June 30, 2026.

Method of Correction

The comparative condensed consolidated balance sheet as of December 31, 2025, the comparative condensed consolidated statement of operations and comprehensive loss for the six months and three months ended June 30, 2025, the comparative condensed consolidated statement of stockholders' equity for the six months and three months ended June 30, 2025, and the comparative condensed consolidated statement of cash flows for the six months ended June 30, 2025 have been revised to reflect the correction of both errors. The derivative liability fair value at each measurement date was determined using a Monte Carlo simulation model with Level 3 inputs, including 90-day trailing realized equity volatility, estimated sell-rate as a fraction of average daily trading volume, and the contractual floor price. Additionally, the original issue discount on each series of Preferred Shares has been recognized as accretion to the host instrument carrying value in mezzanine, with a corresponding deemed dividend charge to accumulated deficit. The tables below present the effect of the revisions on the affected financial statement line items.

Effect of Revisions on the Condensed Consolidated Balance Sheet as of December 31, 2025

(in thousands)

Line Item	As Previously Reported	Adjustment	As Revised
Derivative liability (current)	$–	$1,321	$1,321
Total current liabilities	1,212	1,321	2,533
Total liabilities	1,212	1,321	2,533
Temporary equity -- Series 2	–	4,187	4,187
Additional paid-in capital	60,191	(6,204)	53,987
Accumulated deficit	(51,281)	695	(50,586)
Total stockholders' equity	8,910	(5,508)	3,402
Total liabilities, temporary equity, and stockholders' equity	10,122	–	10,122

The Company’s Consolidated Balance Sheet as of December 31, 2025 contained no derivative liability, misclassified and misclassified the Series 2 Preferred Shares as Stockholders’ Equity instead of Temporary Equity. The derivative liability at December 31, 2025 was $1,321,000. Temporary equity of $4,187,000 was misclassified as Permanent equity at December 31, 2025. Accumulated deficit related to increase in fair value of the derivative liability of $549,000, reclassification of preferred dividends from income statement to balance sheet totaling $83,000, and deemed dividends totaling $64,000. dividends on preferred stock totaling $695,000. The change in Total stockholders’ equity related to the net of the changes to Additional paid-in capital and Accumulated deficit totaling $5,508,000.

Effect of Revisions on the Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2025

(in thousands, except per share data)

Line Item	As Previously Reported	Adjustment	As Revised
Change in fair value of derivative liabilities	$–	$(334)	$(334)
Preferred dividends	(162)	162	–
Net loss	(2,011)	(175)	(2,186)
Deemed dividends on Convertible Preferred Shares	–	(961)	(961)
Net loss available to common stockholders	(2,011)	(1,136)	(3,147)
Net loss per share available to common stockholders -- basic and diluted	(4.20)	(1.32)	(5.52)

The Company’s Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2025, contained no accounting for the change in fair value of derivative liabilities, which totaled $334,000 for the period. The financial statements misclassified preferred dividends as an income statement item totaling $162,000. Net loss failed to reflect the sum of these items, totaling $175,000. The financial statements did not properly reflect the deemed dividends related to the Series 2 Shares totaling $961,000. These changes impacted Net loss available to shareholders totaling $1,136,000, and Net loss available to shareholders on a per share basis totaling $1.32 per share.

Effect of Revisions on the Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2025

(in thousands, except per share data)

Line Item	As Previously Reported	Adjustment	As Revised
Change in fair value of derivative liabilities	$–	$81	$81
Preferred dividends	(285)	285	–
Net loss	(4,564)	363	(4,201)
Deemed dividends on Convertible Preferred Shares	–	(1,262)	(1,262)
Net loss available to common stockholders	(4,564)	(899)	(5,463)
Net loss per share available to common stockholders -- basic and diluted	(9.30)	(0.65)	(9.95)

The Company’s Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2025, contained no accounting for the change in fair value of derivative liabilities, which totaled $81,000 for the period. The financial statements misclassified preferred dividends as an income statement item totaling $285,000. Net loss failed to reflect the sum of these items, totaling $363,000. The financial statements did not properly reflect the deemed dividends related to the Series 2 Shares totaling $1,262,000. These changes impacted Net loss available to shareholders totaling $899,000, and Net loss available to shareholders on a per share basis totaling $0.65 per share.

Effect of Revisions on the Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2025

(in thousands)

Line Item	As Previously Reported	Adjustment	As Revised
Net loss	$(4,564)	$363	$(4,201)
Change in fair value of derivative liabilities	–	(81)	(81)
Increase in preferred dividends payable	(285)	285	–
Net cash used in operating activities	(4,306)	285	(4,021)
Net cash provided by financing activities	12,137	(285)	11,852

The revisions to the statement of cash flows reflect accounting for the change in fair value of derivative liabilities and the reclassification of Preferred Dividends from an income statement item to the balance sheet resulted in a decrease of Net loss totaling $363,000. The financial statements previously contained no accounting for the change in fair value of derivative liabilities, which totaling $81,000. The increase in preferred dividends payable Net cash used in operating activities decreased by $285,000 to reflect the reclassification of Preferred Dividends Payable from the Statement of Operations and Operating Cash Flows to the balance sheet and as an offset to net cash provided by financing activities, which decreased by $285,000 as a result, while net cash used in investing activities was unchanged.

Effect of Revisions on the Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited) (As Revised) as of March 31, 2025

Balance as of March 31, 2025	As Previously Reported	Adjustment	As Revised
Temporary equity preferred stock (shares)	–	8,285	8,285
Temporary equity preferred stock (amount)	$–	$6,223	$6,223
Additional paid-in capital	50,254	(8,426)	41,828
Accumulated deficit	(43,369)	114	(43,255)
Total stockholders' equity (deficit)	6,887	8,313	(1,426)
Total	6,887	(2,090)	4,797

The Company’s Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) as of March 31, 2025 misclassified the Series 2 Preferred Shares as Stockholders’ Equity instead of Temporary Equity. Temporary equity preferred stock (shares) increased by 8,285 shares from the original filing and Temporary equity preferred stock (amount) increased by $6,223,000. Additional paid-in capital decreased by $8,426,000, which is the sum of the amounts reclassified to Temporary equity preferred stock (amount) of $6,223,000, Derivative liability in the amount of $2,090,000, and offset by changes to Accumulated deficit in the amount of $114,000. Accumulated deficit decreased by $114,000 related to the change in fair value of $415,000 offset by the Deemed dividend for original issue discount on Preferred Stock totaling $301,000. The change in Total stockholders’ equity (deficit) was the net of the changes to Additional paid-in capital and Accumulated deficit. The change in Total equity was $2,090,000 which was the amount of the Derivative liability reclassified out of equity as of March 31, 2025.

Effect of Revisions on the Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited) (As Revised) as of June 30, 2025

Balance as of June 30, 2025	As Previously Reported	Adjustment	As Revised
Temporary equity preferred stock (shares)	–	6,687	6,687
Temporary equity preferred stock (amount)	$–	$5,239	$5,239
Additional paid-in capital	53,478	(6,249)	47,229
Accumulated deficit	(45,420)	(1,185)	(46,605)
Total stockholders' equity (deficit)	8,060	(7,434)	626
Total	8,060	(2,195)	5,865

The Company’s Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) as of June 30, 2025 misclassified the Series 2 Preferred Shares as Stockholders’ Equity instead of Temporary Equity. Temporary equity preferred stock (shares) increased by 6,687 shares from the original filing and Temporary equity preferred stock (amount) increased by $5,239,000. Additional paid-in capital decreased by $6,249,000, which is the sum of the amounts reclassified to Temporary equity preferred stock (amount) of $5,239,000, Derivative liability in the amount of $2,190,000, and offset by changes to Accumulated deficit in the amount of $1,185,000. Accumulated deficit increased by $1,185,000 related to the decline in fair value of $334,000 and by the Deemed dividend for original issue discount on Preferred Stock totaling $961,000. The change in Total stockholders’ equity (deficit) was the net of the changes to Additional paid-in capital and Accumulated deficit. The change in Total equity was $2,195,000 which was the amount of the Derivative liability reclassified out of equity as of June 30, 2025.

Effect of Revisions on the Condensed Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) (Unaudited) (As Revised) as of December 31, 2025

(in thousands)

Balance as of December 31, 2025	As Previously Reported	Adjustment	As Revised
Temporary equity preferred stock (shares)	–	5,166	5,166
Temporary equity preferred stock (amount)	$–	$4,187	$4,187
Common stock, Class A (shares)	803,577	(6,718)	796,859
Common stock, Class A (amount)	$2	$1	$3
Additional paid-in capital	60,191	(6,204)	53,987
Accumulated deficit	(51,281)	695	(50,586)
Total stockholders’ equity (deficit)	$8,910	(5,508)	3,402

The Company’s Consolidated Statements of Temporary Equity and Stockholders’ Equity (Deficit) as of December 31, 2025 misclassified the Series 2 Preferred Shares as Stockholders’ Equity instead of Temporary Equity. Temporary equity preferred stock (shares) increased by 5,166 shares from the original filing and Temporary equity preferred stock (amount) increased by $4,187,000. Additional paid-in capital decreased by $6,204,000, which is the sum of the amounts reclassified to Temporary equity preferred stock (amount) of $4,187,000, Derivative liability in the amount of $1,321,000, and offset by changes to Accumulated deficit in the amount of $695,000. Accumulated deficit decreased by $695,000 related to the increase in fair value of $549,000 and by the Deemed dividend for original issue discount on Preferred Stock totaling $1,888,000. The change in Total stockholders’ equity (deficit) of $5,508,000 was the net of the changes to Additional paid-in capital of $6,204,000 and Accumulated deficit of $695,000.

Effect of Revisions on the Condensed Consolidated Statements

Reclassification of Operating Expenses

In connection with the preparation of these condensed consolidated interim financial statements, the Company changed the presentation of operating expenses on the condensed consolidated statements of operations. In prior periods, the Company presented stock-based compensation, depreciation, and certain other non-cash charges as a single aggregated line item (“Non-cash expenses”) within operating expenses. Beginning with these financial statements, the Company has allocated these charges to the functional expense categories to which they relate (general and administrative, research and development, sales and marketing, and operations) and has added an operations category to better reflect the Company's current organizational structure. The Company also reclassified certain personnel and overhead costs among functional categories to align with how costs are managed and evaluated by the CODM. This change in presentation provides a more faithful depiction of the nature and function of the Company's operating expenses and is consistent with Regulation S-X, Rule 5-03. Prior period amounts have been reclassified to conform to the current period presentation. Total operating expenses for the six months and three months ended June 30, 2025, were not affected by these reclassifications.

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

Receivables and Credit Policy

Trade receivables from customers are uncollateralized customer obligations due under normal trade terms, Trade receivables are stated at the amount billed to the customer. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice. We routinely assess our outstanding accounts receivable and recorded a reserve for estimated uncollectible accounts of $45,198 and $17,204 at June 30, 2026, and December 31, 2025, respectively.

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

Reverse Stock Split

On October 24, 2024, we effected a 1-for-6 reverse stock split of all classes of our issued and outstanding capital stock. On July 31, 2026, we effected a subsequent 1-for-30 reverse stock split of our issued and outstanding Class A common stock and Class B common stock. All share and per share information is presented after giving effect to both reverse stock splits retrospectively for all periods presented. For additional information about the reverse stock splits, see Note 7, Reverse Stock Splits.

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

During the periods ended June 30, 2026, and December 31, 2025, the calculation of the effect of dilutive stock options, warrants, and conversion of preferred stock excluded all stock options, warrants, and conversion of preferred stock outstanding during the period due to their anti-dilutive effect.

Under the revised accounting for the Series 2 Shares, the 9.5% preferred return and the original issue discount accretion are accounted for as deemed dividends, which reduce net loss available to common stockholders in the computation of basic and diluted net loss per share. For the six months ended June 30, 2025, deemed dividends related to the Series 2 Shares totaled approximately $1,262,000. These amounts were not recorded previously and are now presented as deemed dividends below net loss as part of the revision described in Note 2.

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

Intercompany balances and transactions between the Company and its foreign subsidiary have been eliminated in consolidation. Foreign currency transaction gains and losses related to intercompany balances that are not of a long-term investment nature are recognized in earnings; however, no material gains or losses of this nature were recognized for the year ended December 31, 2025 or the six months ended June 30, 2026.

The Company is exposed to foreign currency exchange rate risk primarily related to its operations in India. The Company does not currently use derivative instruments to hedge foreign currency exposure. Fluctuations in exchange rates may affect the Company’s consolidated financial position, results of operations, and accumulated other comprehensive income.

Foreign Currency Translation

The accompanying condensed, consolidated financial statements are presented in United States dollars (“$”). The functional currency of our Indian subsidiary is the Indian rupee (“INR”). The company’s statement of operations and balance sheet include translations into $ from INR at INR 94.68474 = $1.0 for the statement of operations for the six months ended June 30, 2026 and at INR 94.7905 = $1.00 for the balance sheet as of June 30, 2026. The company’s statement of operations and balance sheet include translations into $ from INR at INR 87.0322 = $1.0 for the statement of operations for the twelve months ended June 30, 2026 and at INR 90.0009 = $1.00 for the balance sheet as of December 31, 2025.

Our reporting currency is U.S. Dollars. We determine the functional currency of each of our international subsidiary and their operating divisions based on the primary currency in which they operate. In cases where the functional currency is not the U.S. dollar, we recognize a cumulative translation adjustment created by the different rates we apply to current period income or loss and the balance sheet. For each subsidiary, we apply the functional exchange rate to its income or loss and the year-end functional exchange rate to translate the balance sheet.

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

Fair Value of Bifurcated Derivative Liabilities and Carrying Value of the Host Preferred Stock

With respect to its outstanding Preferred Shares, the Company is required to bifurcate the embedded conversion feature and account for it as a derivative liability measured at fair value at each reporting date, with changes recognized in earnings. The fair value of the bifurcated derivative is estimated using a Monte Carlo simulation model incorporating Level 3 inputs under the ASC 820 fair value hierarchy, including 90-day trailing realized equity volatility, estimated conversion sell-rate as a fraction of average daily trading volume, and the applicable contractual floor price. The Company evaluates the embedded conversion feature for bifurcation under ASC 815-15 at inception and upon any modification of the instrument's terms.

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

Because the derivative valuation and host carrying value share critical assumptions, particularly expected term and equity volatility, changes in those assumptions affect both the fair value of the derivative liability and the accretion pattern recognized on the host instrument and could have a material impact on the Company's condensed consolidated financial statements. The Company classifies the derivative liability as a current liability based on the holder's ability to exercise conversion rights at any time. The host preferred stock instrument is classified in temporary equity (mezzanine) in accordance with ASC 480-10-S99-3A. The Amended Series 2 Certificate of Designations effective June 29, 2026 sunsets the bifurcated derivative liability and corresponding mezzanine equity. As of June 30, 2026, the aggregate fair value of the derivative liabilities was $0 and the net carrying value of the host instruments was $0. For the quarter ended June 30, 2026 and June 30, 2025, the net change in fair value of the derivative liabilities recognized in earnings was a gain of $319,000 and a loss of $334,000, respectively, reflecting the period mark-to-market measurement of the bifurcated derivative under Monte Carlo simulation. For the six months ended June 30, 2026 and June 30, 2025, the net change in fair value of the derivative liabilities recognized in earnings was a gain of $191,000 and a gain of $81,000, respectively.

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

Fair Value Hierarchy

The following table presents the Company's financial liabilities measured at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
As of June 30, 2026:
Derivative liability	$–	$–	$–	$–
As of December 31, 2025:
Derivative liability (As Revised)	$–	$–	$1,321,205	$1,321,205

Derivative Liability -- Level 3 Fair Value Rollforward

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
		(As Revised)
Beginning balance	$1,321,205	$–
Issuances (day-1 bifurcation of embedded derivative)	39,783	4,764,474
Fair value losses	(191,735)	(548,879)
Settlements (conversions to Class A common stock)	(77,319)	(2,894,390)
Derecognition upon amendment of conversion terms	(1,091,934)	–
Ending balance	$–	$1,321,205

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

For the twelve months ended December 31, 2025 (as revised), issuances of $4,764,474 represent the Day-1 bifurcation of compound embedded derivatives on the Series 2 Preferred Stock Tranches as well as Series 2 PIK Shares. Settlements of $2,894,390 represent the derecognition of derivative liability on Series 2 Shares converted during 2025. The Series 1 Preferred Stock was fully converted and retired during Q2 2025.

For the six months ended June 30, 2026, issuances of $39,783 represent the day-1 bifurcation of the compound embedded derivative on 195 PIK shares issued during the six months ended June 30, 2026. Settlements of $77,319 represent the derecognition of derivative liability on the conversion of 280 shares of Series 2 Shares to Class A Shares and complete derecognition of the remaining derivative liability relating to the amendment of conversion terms for Series 2 Shares totaling $1,091,934. As of June 30, 2026, the provisions of the Series 2 Shares which gave rise to the compound embedded derivative liability have been retired, the ending balance of the derivative liability as of June 30, 2026 was $0.

Significant Unobservable Inputs

The fair value of the compound embedded derivative liability is estimated using an internally developed Monte Carlo simulation model. The significant unobservable inputs used in the Monte Carlo simulation as of June 30, 2026 included 90-day trailing realized equity volatility of 90%, an estimated sell-rate of 20% of average daily trading volume, and a contractual floor price of $6.00 per share. The following table summarizes the significant unobservable inputs and their directional impact on fair value:

Significant Unobservable Input	June 30, 2026	December 31, 2025	Valuation Impact
90-day trailing realized equity volatility	90%	90%	Higher volatility increases fair value
Estimated sell-rate (% of average daily trading volume)	20%	20%	Higher sell-rate decreases fair value
Contractual floor price	$6.00	$6.00	Lower floor price increases fair value

Changes in the significant unobservable inputs identified above could materially affect the estimated fair value of the derivative liability. The most significant driver of fair value is the assumed sell-rate, which determines the expected pace of conversion and the resulting dilutive impact on the common stockholders. An increase in the sell-rate assumption from 20% to 30% of ADV would increase the estimated fair value of the derivative liability, while a decrease to 10% of ADV would decrease the estimated fair value. The 90-day trailing realized equity volatility is derived from observable market data but is classified as Level 3 because it is a significant input to a model-based valuation that also relies on unobservable inputs. The contractual floor price of $6.00 per share represents 20% of the Nasdaq Minimum Price as of the most recent Tranche 3 issuance date, as defined in the Certificate of Designations.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

As of June 30, 2026, the Company had cash and cash equivalents of $3.81 million, an accumulated deficit of approximately $55.8 million, and net cash used in operating activities of $4.46 million for the six months ended June 30, 2026. The Company has incurred recurring operating losses and negative cash flows from operations since inception, and management expects these trends to continue for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include accessing financing pursuant to the Equity Line and/or the ATM Facility. However, the Company’s ability to access both the Equity Line and the ATM Facility is conditioned on, among other things, the Company’s Class A common stock continuing to be listed on the Nasdaq Capital Market and the effectiveness of applicable registration statements. As described in Item 1A (Risk Factors) of this Report, the Company’s continued Nasdaq listing remains subject to material uncertainty, including with respect to the MVLS requirement. The Company received a notification of non-compliance with Nasdaq’s minimum bid price requirement in February 2026 and effected a 1-for-30 reverse stock split on July 31, 2026. On August 14, 2026, the Company received confirmation from Nasdaq that it had regained compliance with Listing Rule 5550(a)(2) and that the matter was closed. Although the Company has regained compliance with the minimum bid price requirement, there can be no assurance that it will maintain compliance on a sustained basis. In addition, the Company’s estimated Market Value of Listed Securities (MVLS) as of June 30, 2026, was approximately $5.7 million, which provides a limited margin above the $5 million minimum MVLS requirement recently approved by the SEC (but currently stayed pending further SEC review). If the MVLS rule becomes operative, even a modest decline in the Company’s stock price could trigger immediate suspension and delisting proceedings without any cure period.

This creates a circular dependency: the Company’s primary plan to address its going concern conditions — accessing the Equity Line and ATM Facility — requires maintaining Nasdaq listing, but maintaining Nasdaq listing may itself require the additional capital that can only be obtained through those facilities. Because the conditions to accessing the Equity Line and ATM Facility include factors that are substantially outside of management’s control and subject to material uncertainty, management is unable to conclude that it is probable that these plans will be effectively implemented within the next twelve months. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern, and that such substantial doubt has not been alleviated by management’s plans.

In addition, a delisting of the Company’s Class A common stock from Nasdaq would constitute an event of default under the Exchange Note issued to Streeterville on June 30, 2026, in the outstanding principal amount of approximately $1.19 million (plus accrued interest), potentially accelerating the outstanding balance and increasing it by 10%.

Management continues to evaluate all available alternatives to address these uncertainties, including seeking alternative sources of financing that are not conditioned on Nasdaq listing, pursuing cost-reduction measures, and monitoring the SEC’s review of the MVLS rule. However, there can be no assurance that any alternative financing will be available on acceptable terms, if at all.

Note 3 – Revenue from Contracts with Customers

The following tables present the Company’s revenue disaggregated by the nature of the goods or services and the timing of revenue recognition for the three and six months ended June 30, 2026, and June 30, 2025, respectively:

	Three Months Ended June 30,
(in thousands, unaudited)	2026	2025
Service offerings
Subscription services (Ratable)	$764	$289
Installation and other (Over time)	236	347
Product offerings
Hardware sales (Point in time)	233	451
Total Revenue	$1,233	$1,086

	Six Months Ended June 30,
(in thousands, unaudited)	2026	2025
Service offerings
Subscription services (Ratable)	$1,402	$509
Installation and other (Over time)	531	658
Product offerings
Hardware sales (Point in time)	615	657
Total Revenue	$2,548	$1,824

Note 4 – Basic and Diluted Loss Per Share

The weighted average number of shares used to calculate basic and diluted loss per share for the six-month and three-month periods ended June 30, 2026, and 2025 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Class A common stock	802,133	543,984	797,395	565,650
Class B common stock	190	4,913	190	4,913
Total	802,323	548,897	797,585	570,563

The following table presents the reconciliation of net loss attributable to common shareholders to net loss used in computing basic and diluted net loss per share of common stock:

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss	$(1,731)	$(2,186)	$(4,505)	$(4,201)
Less: Deemed dividend (1)	(122)	(961)	(571)	(1,262)
Net loss attributable to common shareholders - basic and diluted	$(1,853)	$(3,147)	$(5,076)	$(5,463)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	797,585	570,563	802,323	548,897

Net loss per share attributable to common shareholders
Basic and Diluted	$(2.32)	$(5.52)	$(6.33)	$(9.95)

(1) Represents deemed dividends on the Company’s convertible preferred shares, as described below.

As of June 30, 2026 and 2025, approximately 17,100 and 17,900 shares, respectively, issuable upon the exercise or conversion of stock options, convertible preferred stock, and warrants outstanding were excluded from the calculation of diluted loss per share because such amounts were antidilutive.

Note 5 – Share Capital

Regulation A Equity Financings

Between 2020 and 2023, the Company sold units consisting of two shares of Class A common stock and one warrant to purchase one share of Class A common stock pursuant to Regulation A under the Securities Act (“Regulation A”). The warrants were immediately exercisable and expired 18 months from the date of issuance. Pursuant to these Regulation A offerings, the Company issued a total of approximately 403,000 shares of Class A common stock and approximately 177,000 warrants and received cumulative net proceeds of approximately $33.1 million, after deducting issuance costs.

All warrants issued pursuant to the Regulation A offerings expired on or before December 31, 2025. As of June 30, 2026, no warrants issued pursuant to the Regulation A offerings were still outstanding.

Preferred Stock Financings

As of July 31, 2026, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026, the Board of Directors has designated 30,000 shares as Series 1 Shares and 40,000 shares as Series 2 Shares.

Series 1 Convertible Preferred Stock

On November 25, 2024, the Company entered into the Series 1 Equity Financing with Streeterville for the issuance and sale of $6.3 million of Series 1 Shares, together with 24,000 shares of Class A common stock as pre-delivery shares. The Series 1 Equity Financing closed on January 29, 2025. Each Series 1 Share had a stated value of $1,111 and accrued a 10% per annum rate of return, payable quarterly in cash or through additional shares. The Series 1 Shares were convertible into Class A common stock at a fixed conversion price of $270 per share, subject to adjustment upon the occurrence of specified trigger events. All Series 1 Shares were converted into Class A common stock during the second quarter of 2025. As of June 30, 2026, and December 31, 2025, no Series 1 Shares were issued or outstanding, and the Company no longer has the ability to issue any additional Series 1 Shares. For a complete description of the terms of the Series 1 Shares, see Note 5 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Series 2 Convertible Preferred Stock

On March 21, 2025, the Company entered into Series 2 Equity Financing with Streeterville. At the initial closing of the Series 2 Equity Financing on March 25, 2025, the Company sold $4.5 million of Series 2 Shares. The Company subsequently sold to Streeterville an additional $3.0 million of Series 2 Shares on April 10, 2025, and an additional $3.5 million of Series 2 Shares on December 15, 2025. As of June 30, 2026, and December 31, 2025, there were 3,911 and 5,166 Series 2 Shares issued and outstanding, respectively. The number of Series 2 Shares outstanding as of June 30, 2026, is net of 1,170 Series 2 Shares that were converted into a note payable in the amount of $1,299,870.

Effective June 29, 2026, with the consent of Streeterville, the Company filed an Amended and Restated Certificate of Designations of Preferences and Rights of Series 2 Convertible Preferred Stock (as subsequently amended, the “Amended Series 2 Certificate of Designations”) with the State of Delaware that amended and restated the terms of the Series 2 Shares in their entirety. The Amended Series 2 Certificate of Designations (i) eliminated the variable conversion price feature that gave rise to the compound embedded derivative liability, (ii) eliminated the deemed liquidation event provision (such that no merger, consolidation, or sale of substantially all assets will trigger the right of a holder to receive the liquidation amount), (iii) eliminated the holder-initiated forced redemption right upon an event of default, and (iv) reduced the fixed conversion price to $12 per share (reflecting the post-reverse-stock-split equivalent of the $0.40 per share stated in the Amended Series 2 Certificate of Designations, which was filed prior to the 1-for-30 reverse stock split effected on July 31, 2026), with full-ratchet anti-dilution protection. These changes cause the Series 2 Shares to be classified as permanent equity under U.S. GAAP on a prospective basis.

Each Series 2 Share has a stated value of $1,111, subject to an automatic 10% increase upon the occurrence of an Event of Default (the “Series 2 Stated Value”).

Except to the extent that the holders of at least a majority of the outstanding Series 2 Shares expressly consent to the creation of capital stock that is either senior or pari passu in rank with the Series 2 Shares, all other shares of capital stock of the Company will be junior in rank.

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

The Series 2 Shares are convertible into shares of Class A common stock at any time into (i) the number of Series 2 Shares being converted multiplied by their then Series 2 Stated Value (the “Series 2 Conversion Amount”), divided by (ii) $12.00 (which has been adjusted to give effect to the 1-for-30 reverse stock split effective July 31, 2026, as discussed in Note 7 below). If the Company issues any Class A common stock or any warrant, option, or other right to receive Class A common stock at a price per share lower than $12.00 per share, the conversion price for the Series 2 Shares will automatically be reduced to such lower price. The conversion price for the Series 2 Shares was amended in the Amended Series 2 Certificate of Designations effective June 29, 2026. Prior to such date, the Series 2 Shares were convertible into shares of Class A common stock at a variable conversion rate. During the three months ended March 31, 2026, the 280 Series 2 Shares that were converted to Class A common stock were converted at a weighted-average conversion price of approximately $16.878 per share. The variable conversion price was reflected in the Monte Carlo simulation model used to determine the fair value of the bifurcated derivative liability at each measurement date.

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

The Company has the right at any time to elect, in the Company’s sole discretion, to redeem all or any portion of the Series 2 Shares then outstanding by paying an amount in cash equal to the Series 2 Preferred Liquidation Amount (as defined in the Amended Series 2 Certificate of Designations) multiplied by 115%. In addition, the Company may, at its election, use at least 25% of any funds that it raises through an equity financing to redeem outstanding Series 2 Shares.

The Series 2 Shares are not entitled to participate in any dividends, distributions, or payments to the holders of the Company’s Class A common stock. However, the Series 2 Shares are entitled to the Series 2 Preferred Return described above.

The Series 2 Shares shall vote together with holders of Class A common stock and Class B common stock on an as-converted basis, and not as a separate class, at any annual or special meeting of stockholders, and may act by written consent in the same manner as holders of Class A common stock and Class B common stock. In addition, for so long as any Series 2 Shares are outstanding, the affirmative vote of a majority of the Series 2 Shares then outstanding shall be required to (i) alter or change adversely the powers, preferences or rights given to the Series 2 Shares or alter or amend the Amended Series 2 Certificate of Designations, or (ii) enter into any agreement with respect to any of the foregoing.

Notwithstanding the foregoing, in no event shall a holder of Series 2 Shares (together with such holder’s affiliates, and any “persons” acting as a “group” (as such terms are defined under Sections 13(d) and 14(d) of the Exchange Act and the rules and regulations promulgated thereunder) together with Attribution Parties) be entitled to vote, on an as-converted basis and in aggregate with respect to any other shares of our Class A common stock, Class B common stock or other preferred stock beneficially owned by such holder of Series 2 Shares or any affiliates or Attribution Parties of such holder, more than 4.99% of the outstanding voting shares as of the applicable record date, as adjusted for any stock splits, reverse stock splits, stock dividends, reclassifications, reorganization, recapitalizations or other similar transaction.

Pursuant to the Amended Series 2 Certificate of Designations, for so long as any Series 2 Shares remain outstanding, the Company has agreed to comply with a number of covenants restricting its ability to take certain actions or engage in certain activities. In particular, at any time that any Series 2 Shares are outstanding, the Company will not issue any preferred stock or other securities (except for certain limited issuances), will not enter into certain fundamental transactions (including, without limitation, mergers, business combinations or similar transactions), and will not incur any debt (other than trade payables incurred in the ordinary course of our business) without, in each case, the prior written consent of the holders of a majority of the Series 2 Shares then issued and outstanding.

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

For the periods ended June 30, 2026 and December 31, 2025, the Company elected to pay the return on the Series 2 Shares by issuing additional Series 2 Shares. On January 5, 2026 and April 3, 2026, we issued Streeterville an additional 75 and 120 Series 2 Shares, respectively, as dividend payments.

On June 30, 2026, the Company entered into an Exchange Agreement with Streeterville pursuant to which Streeterville exchanged 1,170 Series 2 Shares for an unsecured Promissory Note of the Company in the original principal amount of $1,299,870 (the “Exchange Note”). The exchange was effected as a Section 3(a)(9) exchange under the Securities Act of 1933, as amended, without any additional consideration paid by Streeterville. The Exchange Note bears interest at 9.5% per annum (compounding daily on a 360-day year basis) and matures on July 30, 2027, 13 months from the date of issuance. Beginning July 30, 2026, Streeterville has the right to redeem up to $108,332.50 (plus accrued interest) of the Exchange Note per calendar month. Upon the occurrence of specified trigger events or events of default (including failure to pay, insolvency, delisting, or breach of covenants), Streeterville may accelerate the Exchange Note and the outstanding balance increases by 10%. Following this exchange, the 1,170 Series 2 Shares were cancelled.

Mezzanine (Temporary) Equity Rollforward

The following table presents the activity in the carrying value of the Series 1 Shares and Series 2 Shares classified in temporary equity for the six months ended June 30, 2026 and twelve months ended December 31, 2025:

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
Beginning balance	$4,186,991	$–
Issuances at proceeds/accrued value	83,325	17,678,904
Embedded derivative bifurcation at issuance	(39,783)	(4,764,474)
Preferred return accrual (deemed dividend)	135,347	428,846
OID accretion (deemed dividend)	261,422	1,888,089
Conversions to Class A common stock	(311,080)	(11,044,374)
Derecognition of Derivative Liability	1,091,934	–
Conversion to Note Payable	(1,299,870)	–
Reclassification to permanent equity	(4,108,286)	–
Ending balance	$–	$4,186,991

Shares outstanding at period end	–	5,166
Carrying value per share	$–	$810.49

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

Equity Line Financing

On November 25, 2024, we entered into the Equity Line with Atlas, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Atlas will purchase up to an aggregate of $50.0 million of our Class A common stock over the 24-month term of the Equity Line. In consideration of Atlas’s commitment to purchase shares pursuant to the Equity Line, we issued 4,782 shares of our Class A common stock to Atlas on February 6, 2025, and an additional 7,656 shares of our Class A common stock on July 9, 2025, as a result of the decline in the market price of our Class A common stock since signing the Equity Line. As of the date of this report, we have not sold any shares to Atlas pursuant to the Equity Line, other than the commitment shares described in the preceding sentence.

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

Stock-Based Compensation

The Company maintains the Cloudastructure, Inc. Amended and Restated 2024 Equity Incentive Plan (as subsequently amended, the “Incentive Plan”), which was adopted by the board of directors on June 27, 2025, and approved by the Company’s stockholders in September 2025. The Incentive Plan is an amendment and restatement of the Company’s previous 2024 Stock Option Plan. Under the Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and consultants. As of June 30, 2026, there were the equivalent of 76,911 shares available for future issuance under the Incentive Plan.

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

The following table summarizes the assumptions used to estimate the fair value of options granted during the six-month periods ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Expected term (years)	4	4
Expected volatility	48%	48%
Risk-free rate	3.51%	0.51%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per option	$19.80	$6.60

All equity grants are issued at current stock price on the day of grant, using the average of the day’s high and low stock price. For the six months ended June 30, 2026, this range was between $18.00 - $20.10 per share. For the six months ended June 30, 2025, the stock price and exercise price was $202.50 per share.

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price
Options outstanding at December 31, 2025	512,926	$7.20 – 81.00	$60.00
Granted	16,622	19.50 – 20.10	19.64
Canceled	11,702	0.72 – 81.00	64.50
Exercised	14,460	0.72	0.72
Options outstanding at March 31, 2026	503,386	$0.72 – 202.50	$52.20
Granted	19,002	18.00 – 20.10	18.11
Canceled	667	54.90	54.90
Exercised	6,667	0.72	0.72
Options outstanding at June 30, 2026	515,054	$0.72 – 202.50	$51.00

Approval of Option Repricing

On May 21, 2026, our Board of Directors adopted, subject to stockholder approval, an amendment to the Incentive Plan to permit a one-time repricing of the Company’s stock options outstanding as of May 21, 2026 (the “Subject Options”), and to authorize the Board (or a committee thereof) to implement such option repricing, subject to certain parameters and safeguards. As of May 21, 2026, the Subject Options consisted of approximately 514,992 options with exercise prices ranging from $0.72 to $202.50 per share (on a post-split basis), substantially all of which were “underwater” (i.e., had exercise prices above the then-current market price of the Company’s Class A common stock). The amendment does not increase the number of shares available for issuance under the Incentive Plan and will not result in the issuance of any new options or additional shares. If the Board implements the repricing, the exercise price of the Subject Options would be reduced to no less than the fair market value of the Company’s Class A common stock on the repricing date; no new options would be granted. Under ASC 718, a repricing is treated as a modification of the existing awards, and the Company would be required to recognize incremental compensation expense equal to the excess, if any, of the fair value of the repriced options (measured as of the repricing date) over the fair value of the original options immediately before the repricing, recognized over the remaining requisite service period. As of June 30, 2026, the repricing had not been effected and stockholder approval had not yet been obtained; accordingly, no incremental compensation expense has been recognized in the current period. On July 15, 2026, at the Company’s annual meeting of stockholders, the amendment was approved by the stockholders (see Note 9 — Subsequent Events). As of the date of this report, the Board has not yet determined whether or when to implement the repricing.

Outstanding Warrants

There were 27,140 Class A common stock warrants at an exercise price of $64.80 outstanding as of December 31, 2025, and June 30, 2026.

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

Consulting Agreement

On February 16, 2026, the Company entered into a month-to-month consulting agreement (the “Agreement”) with Melissa Hargis, a related party, for software engineering services. The Agreement provides for Ms. Hargis to provide software engineering services to the Company on a monthly basis at a rate of $8,000 per month. The Agreement concluded as of May 15, 2026. During the three-month period ended June 30, 2026, the Company incurred $12,000 of expense related to the Agreement. During the six-month period ended June 30, 2026, the Company incurred $20,000 of expense related to the Agreement.

Note 7 – Reverse Stock Splits

Effective October 24, 2024, following approval by our board of directors and stockholders, we effected a 1-for-6 reverse stock split of all classes of the Company’s issued and outstanding capital stock through the filing of an amended and restated certificate of incorporation with the State of Delaware.

Effective July 31, 2026, following approval by our board of directors and stockholders, we effected a 1-for-30 reverse stock split of all of the Company’s issued and outstanding Class A and Class B common stock through the filing of an amendment to our certificate of incorporation with the State of Delaware.

All share and per share information in this report are presented after giving effect to both of these reverse stock splits retrospectively for all periods presented.

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

	Surveillance Segment
	Three months ended June 30,
	(Unaudited)
	2026	2025
Revenue	$1,233	$1,086
Less:
Cost of Goods Sold	623	686
General & Administrative	839	993
Research & Development	570	539
Sales & Marketing	943	622
Operations	359	171
Loss from operations	(2,102)	(1,924)
Other (taxes, interest, etc.)	371	(262)

Segment net income/(loss)	(1,731)	(2,186)

Consolidated net income/(loss)	$(1,731)	$(2,186)

Note 9 – Subsequent Events

On July 15, 2026, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Incentive Plan to permit a one-time repricing of the Company’s stock options outstanding as of May 21, 2026 (the “Subject Options”). As of May 21, 2026, the Subject Options consisted of approximately 514,992 options with exercise prices ranging from $0.72 to $202.50 per share (on a post-split basis). The amendment authorizes the Board (or a committee thereof) to reduce the exercise price of the Subject Options to no less than the fair market value of the Company’s Class A common stock on the date any repricing is effected. The amendment does not increase the number of shares available for issuance under the Incentive Plan. Under ASC 718, if and when the Board implements the repricing, the Company will be required to recognize any incremental compensation expense resulting from the modification, measured as of the repricing date, over the remaining requisite service period. As of the date of this report, the Board has not determined whether or when to implement the repricing, and accordingly no incremental compensation expense has been recognized.

Effective July 31, 2026, following approval by our board of directors and stockholders, we effected a 1-for-30 reverse stock split of all of the Company’s issued and outstanding Class A and Class B common stock through the filing of an amendment to our certificate of incorporation with the State of Delaware. All share and per share information in this report is presented after giving effect to this reverse stock split retrospectively for all periods presented.

On August 6, 2026, the Company entered into a second Exchange Agreement with Streeterville pursuant to which Streeterville exercised its monthly redemption right under the Exchange Note described in Note 5 above. In accordance with the terms of the Exchange Note, Streeterville partitioned $108,332.50 from the outstanding balance of the Exchange Note and exchanged the resulting Partitioned Note for 22,297 shares of the Company’s Class A common stock at an effective conversion price of approximately $4.86 per share. The exchange was effected as a Section 3(a)(9) exchange under the Securities Act without any additional consideration paid by Streeterville. Following the exchange, the outstanding principal balance of the Exchange Note was reduced to approximately $1,191,538, plus accrued interest. Streeterville retains the right to redeem up to $108,332.50 (plus accrued interest) per calendar month for the remaining term of the Exchange Note, which matures on July 30, 2027.

On August 14, 2026, the Company received a letter from The Nasdaq Stock Market LLC confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2). Nasdaq determined that for the 10 consecutive business days from July 31 through August 13, 2026, the closing bid price for the Company’s Class A common stock was at $1.00 per share or greater, and accordingly the minimum bid price matter is now closed.

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

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

Net Revenues

The majority of our net revenues for the three months ended June 30, 2026 were comprised of subscription revenue generated from our core business services (cloud video surveillance and remote guarding) and hardware sales.

The following table summarizes our revenue by service line:

	Three Months Ended June 30,
(in thousands)	2026	2025
Cloud Video Surveillance	$411	$151
Remote Guarding	353	138
Hardware	233	451
Other (installation, door subscriptions, etc.)	236	347
	$1,233	$1,086

Total revenue increased by $147,000, or 14%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The Company increased the number of subscribing properties by 140% during the three months ended June 30, 2026 when compared to the same period in 2025. During the second quarter of 2026, cloud video subscriptions increased by $260,000, or 172%, Remote Guarding increased by $215,000, or 156%, hardware sales decreased by $218,000, or 48%, and installation sales and other sales decreased by $111,000, or 32%, over the same period in 2025.

Cost of Goods Sold

The following table summarizes our cost of goods sold:

	Three Months Ended June 30,
(in thousands)	2026	2025
Hosting and Data Center Bandwidth	$132	$69
Remote Guarding	90	46
Hardware	80	257
Installation Labor	321	316
	$623	$686

Our cost of goods sold decreased by $64,000, or 9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was the result of decreased hardware activity and fewer installation projects which carry a smaller margin profile than our services lines for the three months ended June 30, 2026 compared to the same period in 2025. Hosting and data center bandwidth costs increased by $63,000, or 91%, Remote Guarding costs increased by $44,000, or 96%, hardware costs decreased by $177,000, or 69%, and installation labor costs increased by $5,000, or 2% compared to the same period in 2025.

Operating Expenses

Our operating expenses for the three months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,
(in thousands)	2026	2025
General and administrative	$839	$993
Research and development	570	539
Sales and marketing	943	622
Operations	359	171
	$2,712	$2,324

General and administrative expenses decreased by $154,000, or 16%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily due to an decrease of $148,000, or 22%, in Salaries and Benefits, a decrease in Professional Services of $49,000, or 37%, and offset by an increase of $43,000, or 388%, in Equipment.

Research and Development (“R&D”) expenses decreased by $31,000, or 6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily due to a decrease of $30,000, or 19%, in Consulting Fees.

Sales and Marketing expenses increased by $321,000, or 52%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily due to an increase of $194,000, or 42%, in Salaries and Benefits, and an increase of $50,000, or 239%, in Consulting Fees.

Operations expenses increased by $188,000, or 110%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily due to an increase of $194,000, or 272%, in Salaries and Benefits related to increased headcount in the department.

Other Income / Expense

Change in fair value of derivative liabilities consists of non-cash gains and losses arising from the remeasurement of bifurcated derivative liabilities associated with the Company’s preferred stock at each reporting date and conversion date using a Monte Carlo simulation model. For the three months ended June 30, 2026, we experienced a gain on change in fair value of the derivative liability totaling $319,000. For the three months ended June 30, 2025, we experienced a loss on change in fair value of the derivative liability totaling $334,000.

Net Loss

As a result of the foregoing, the Company had a net loss of $1.73 million for the three months ended June 30, 2026, compared to a net loss of $2.19 million for the three months ended June 30, 2025, a loss decrease of 21% for the current period compared to the prior period. Gross profit increased by approximately 53%. Gross profit was $610,000 for the three months ended June 30, 2026 and $400,000 for the three months ended June 30, 2025.

As described in Note 2 to the condensed consolidated interim financial statements, the comparative financial information for the three months ended June 30, 2025 has been revised to correct errors related to the accounting for the Company’s Series 1 Shares and Series 2 Shares. The errors related solely to the technical classification of the instrument on the balance sheet and to the measurement of the embedded derivative liability, and had no impact on the Company’s cash position, liquidity, revenue, or operating expenses. It was always the intent of both the Company and Streeterville that the Series 1 Shares and the Series 2 Shares be classified as permanent equity. As a result, as described in Note 5, during the quarter ended June 30, 2026, the Company amended and restated the Series 2 Certificate of Designations to eliminate the contractual provisions that gave rise to the classification errors. Management believes these actions have effectively resolved the underlying accounting classification issues on a prospective basis.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

Net Revenues

The majority of our net revenues for the six months ended June 30, 2026 were comprised of subscription revenue generated from our core business services (cloud video surveillance and remote guarding) and hardware sales.

The following table summarizes our revenue by service line:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cloud Video Surveillance	$748	$266
Remote Guarding	654	243
Hardware	615	762
Other (installation, door subscriptions, etc.)	531	553
	$2,548	$1,824

Total revenue increased by $724,000, or 40%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The Company increased the number of subscribing properties by 169% during the six months ended June 30, 2026 when compared to the same period in 2025. During the first half of 2026, cloud video subscriptions increased by $482,000, or 181%, Remote Guarding increased by $411,000, or 169%, hardware sales decreased by $147,000, or 19%, and installation sales and other sales decreased by $22,000, or 4%, over the same period in 2025.

Cost of Goods Sold

The following table summarizes our cost of goods sold:

	Six Months Ended June 30,
(in thousands)	2026	2025
Hosting and Data Center Bandwidth	$255	$128
Remote Guarding	154	89
Hardware	170	429
Installation Labor	648	448
	$1,228	$1,094

Our cost of goods sold increased by $134,000, or 12%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was the result of more installation projects which consisted of less hardware and carried a smaller margin profile than our services lines for the six months ended June 30, 2026 compared to the same period in 2025. Hosting and data center bandwidth costs increased by $127,000, or 99%, Remote Guarding costs increased by $65,000, or 73%, hardware costs decreased by $259,000, or 60%, and installation labor costs increased by $200,000, or 45% compared to the same period in 2025.

Operating Expenses

Our operating expenses for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
General and administrative	$2,222	$2,075
Research and development	1,275	1,308
Sales and marketing	1,856	1,434
Operations	671	274
	$6,025	$5,091

General and administrative expenses increased by $147,000, or 7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily due to an increase of $103,000, or 681%, in Equipment, an d an increase in Professional Services of $61,000, or 45%, and offset by an decrease of $30,000, or 2%, in Salaries and Benefits.

Research and Development (“R&D”) expenses decreased by $33,000, or 3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily due to a decrease of $185,000, or 20%, in Salaries and Benefits, offset by an increase of $140,000, or 42%, in Consulting Fees.

Sales and Marketing expenses increased by $422,000, or 29%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily due to an increase of $215,000, or 20%, in Salaries and Benefits, and an increase of $101,000, or 288%, in Consulting Fees.

Operations expenses increased by $397,000, or 145%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily due to an increase of $363,000, or 279%, in Salaries and Benefits related to increased headcount in the department.

Other Income / Expense

Change in fair value of derivative liabilities consists of non-cash gains and losses arising from the remeasurement of bifurcated derivative liabilities associated with the Company’s preferred stock at each reporting date and conversion date using a Monte Carlo simulation model. For the six months ended June 30, 2026, we experienced a gain on change in fair value of the derivative liability totaling $191,000. For the six months ended June 30, 2025, we experienced a gain on change in fair value of the derivative liability totaling $81,000.

Net Loss

As a result of the foregoing, the Company had a net loss of $4.51 million for the six months ended June 30, 2026, compared to a net loss of $4.20 million for the six months ended June 30, 2025, a loss increase of 7% for the current period compared to the prior period. Gross profit increased by approximately 81%. Gross profit was $1,320,000 for the six months ended June 30, 2026 and $730,000 for the six months ended June 30, 2025.

As described in Note 2 to the condensed consolidated interim financial statements, the comparative financial information for the six months ended June 30, 2025 has been revised to correct errors related to the accounting for the Company’s Series 1 Shares and Series 2 Shares. The errors related solely to the technical classification of the instrument on the balance sheet and to the measurement of the embedded derivative liability, and had no impact on the Company’s cash position, liquidity, revenue, or operating expenses. It was always the intent of both the Company and Streeterville that the Series 1 Shares and the Series 2 Shares be classified as permanent equity. As a result, as described in Note 5, during the six months ended June 30, 2026, the Company amended and restated the Series 2 Certificate of Designations to eliminate the contractual provisions that gave rise to the classification errors. Management believes these actions have effectively resolved the underlying accounting classification issues on a prospective basis.

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

Net cash used in operating activities for the six months ended June 30, 2026 was $4.46 million, which reflects our net loss of $4.51 million, increases in accounts receivable of $140,000, deposits and prepaid expenses of $334,000, deferred revenue of $84,000, and accrued expenses of $89,000 and offset by decreases in inventory of $22,000, accounts payable of $294,000, $791,000 of stock compensation expense, $55,000 of depreciation expense, and an increase in the fair value of derivative liabilities of $191,000.

Investing Activities

Our investing activities have consisted primarily of purchases of assets and equipment to support our headcount growth.

Net cash used in investing activities for the six months ended June 30, 2026 was $48,000, which was attributable to asset additions to colocation equipment for our Montana data center in the amount of $35,000 and $13,000 of equipment in India.

Financing Activities

Our net cash used in financing activities for the six months ended June 30, 2026 was $135,000 compared to $11.85 million of cash provided by financing activities for the same period in 2025. The cash used in financing activities during the six months ended June 30, 2026 was principally attributed to $145,000 of issuance costs offset by $10,000 of proceeds from issuance of Class A common shares.

On April 3, 2026, pursuant to the terms of our Series 2 Shares, we issued Streeterville an additional 120 Series 2 Shares as dividend payments.

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

As of June 30, 2026, we had approximately $3.81 million of cash on hand and approximately $4.52 million of working capital. We believe that our cash on hand, anticipated cash flows from operations, and financing available to us pursuant to the Equity Line and ATM Facility (subject to meeting the conditions of those financing arrangements) will be sufficient to meet our liquidity and capital resource requirements and continue operations for at least 12 months from the date of this report. Our ability to draw on these facilities is subject to a number of conditions, many of which are outside of our control, including satisfaction of share price thresholds, beneficial ownership limitations, and other closing conditions. There is no assurance that such financing will be available when needed or on terms acceptable to us. If we are unable to access these facilities or raise alternative financing, it would be necessary to seek other sources of debt or equity capital, which may not be available or may only be available on terms that would have a material adverse effect on our results of operations and financial condition.

The interim condensed consolidated unaudited financial statements included within this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We have incurred operating losses and negative cash flows from operations since inception. As of June 30, 2026, we had an accumulated deficit of approximately $55.8 million and cash and cash equivalents of approximately $3.81 million. Net cash used in operating activities was approximately $4.46 million for the six months ended June 30, 2026. Management expects to continue to incur operating losses and negative cash flows for the foreseeable future. In addition, as of the date of this report, the Exchange Note issued to Streeterville on June 30, 2026, in the original principal amount of $1,299,870, is subject to monthly redemptions of up to $108,332.50 (plus accrued interest), which will require cash payments or conversions of debt to equity that may be dilutive to existing stockholders. A delisting of our Class A common stock from Nasdaq would constitute an event of default under the Exchange Note, potentially accelerating the outstanding balance and increasing it by 10%, which would further strain our liquidity.

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

We believe the following critical accounting estimate involves the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

•	Fair Value of Bifurcated Derivative Liabilities. Prior to the June 29, 2026 amendment of the terms of the Series 2 Shares, the Company was required to bifurcate the embedded conversion feature and measure it at fair value at each reporting date using a Monte Carlo simulation model with Level 3 unobservable inputs, including 90-day trailing realized equity volatility, an estimated sell-rate as a fraction of average daily trading volume, and the contractual floor price. These inputs required significant management judgment, and changes in the assumptions could materially affect the estimated fair value and, consequently, the gain or loss recognized in earnings. For the three months ended June 30, 2026, the net change in fair value of the derivative liability recognized in earnings was a gain of $319,000. As of June 30, 2026, the derivative liability balance was $0 following the amendment and exchange transactions described in Notes 5 and 9 to the condensed consolidated financial statements. While the derivative liability has been extinguished as of the balance sheet date, this estimate was critical to the comparative period results and to the revised prior period financial information presented in this report.

The most significant driver of fair value was the assumed sell-rate, which determined the expected pace of conversion and the resulting dilutive impact on common stockholders. An increase in the sell-rate assumption from 20% to 30% of average daily trading volume would have increased the estimated fair value, while a decrease to 10% would have decreased it. The 90-day trailing realized equity volatility of 90% was derived from observable market data but was classified as Level 3 because it was a significant input to a model-based valuation that also relied on unobservable inputs. For additional information regarding the valuation methodology, significant inputs, and sensitivity analysis, see Note 2 to the condensed consolidated financial statements.

Our other significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies.” The recent accounting changes that may potentially impact our business are described under “Recent Accounting Pronouncements” in “Note 2 — Summary of Significant Accounting Policies.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and as a result are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weakness in internal control over financial reporting described below.

Material Weakness

As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, in connection with the preparation of the condensed consolidated interim financial statements for that quarter, management identified a material weakness in the Company's internal control over financial reporting relating to the accounting for complex equity-linked financial instruments. Specifically, the Company did not maintain sufficient technical accounting resources with the expertise necessary to evaluate the classification of embedded features under ASC 815-15, the indexation criteria under ASC 815-40-15, and the mezzanine classification requirements under ASC 480-10-S99-3A. As a result, the Company failed to bifurcate and separately account for embedded conversion features as derivative liabilities and incorrectly classified the preferred stock host instruments in permanent stockholders' equity rather than in temporary equity (mezzanine).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Remediation

Management, under the oversight of the Audit Committee of the Board of Directors, is continuing to implement the remediation plan described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 to address the material weakness. Additionally, as described in Note 5, on June 29, 2026, the Company amended and restated the terms of the Series 2 Convertible Preferred Stock to eliminate the contractual provisions that gave rise to the accounting classification errors, and believes the amended terms support permanent equity classification on a prospective basis. This action, while not itself a remediation of the control deficiency, eliminates the ongoing financial statement risk from the instrument.

The material weakness will not be considered remediated until the applicable remedial controls have operated for a sufficient period of time and management has concluded that these controls are operating effectively. Management continues to anticipate that the material weakness will be remediated no earlier than December 31, 2026. There can be no assurance these remediation measures will be successful or that additional actions will not be required.

CLOUDASTRUCTURE, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of June 30, 2026, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

This report should be read in conjunction with Part I – Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. There have been no material changes in our risk factors from those previously disclosed, except as set forth below, which update and supersede the corresponding risk factors in our prior filings.

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and as further described in Part I, Item 4 of this report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex equity-linked financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are implementing remediation measures as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. However, we cannot assure you that these measures will be sufficient to remediate the material weakness or prevent future material weaknesses. The material weakness will not be considered remediated until the applicable remedial controls have operated for a sufficient period of time and management has concluded that these controls are operating effectively, which we currently expect will not occur before December 31, 2026.

If we are unable to remediate the material weakness in a timely manner, or if we identify additional material weaknesses or significant deficiencies in our internal controls, our ability to produce timely and accurate financial statements may be impaired, which could adversely affect investor confidence, our stock price, and our ability to access the capital markets. The existence of a material weakness could also increase the risk that we may need to revise previously issued financial statements and could subject us to litigation or regulatory proceedings.

There is a risk that our Class A common stock may be delisted from Nasdaq, which would adversely affect the liquidity and market price of our Class A common stock and our ability to raise capital.

Our Class A common stock is listed on The Nasdaq Capital Market. To maintain our listing, we must satisfy certain continued listing requirements, including a minimum bid price of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) and maintenance of a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million under Nasdaq Listing Rule 5550(a)(6).

As previously disclosed, on February 17, 2026, we received a notification from The Nasdaq Stock Market LLC ("Nasdaq") that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). On July 31, 2026, we effected a 1-for-30 reverse stock split of our Class A common stock, which was intended to increase the per-share trading price of our Class A common stock to regain compliance with the minimum bid price requirement. On August 14, 2026, Nasdaq confirmed that we had regained compliance with Listing Rule 5550(a)(2) because the closing bid price of our Class A common stock was at $1.00 per share or greater for 10 consecutive business days from July 31 through August 13, 2026, and that the matter was closed. Although we have regained compliance with the minimum bid price requirement, there can be no assurance that we will maintain compliance on a sustained basis. If the closing bid price of our Class A common stock falls below $1.00 per share for 30 consecutive business days, Nasdaq would issue a new deficiency notice. A reverse stock split may not result in a stock price that is proportionate to the reduction in shares outstanding over the long term.

In addition, on July 22, 2026, the SEC approved Nasdaq’s proposed Listing Rule 5550(a)(6), which requires all companies listed on The Nasdaq Capital Market to maintain a minimum MVLS of at least $5 million on a continuous basis. MVLS is calculated as the consolidated closing bid price of a share multiplied by the number of shares listed on Nasdaq or another national securities exchange. Under the new rule, if a company’s MVLS falls below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination and immediately suspend trading in the company’s securities and commence delisting proceedings. Unlike other continued listing deficiencies, there is no cure or compliance period to regain the $5 million MVLS level, a request for a Hearings Panel review does not automatically stay the suspension of trading, and the Hearings Panel’s authority to grant relief is limited. On August 6, 2026, the SEC stayed the approval order pending further review of the rule; accordingly, as of the date of this report, the MVLS requirement has not yet taken effect. However, if the SEC lifts the stay and the rule becomes operative, the Company’s ability to maintain compliance with the MVLS requirement would depend on its stock price and the number of shares listed on Nasdaq. As of June 30, 2026, the Company’s estimated MVLS was approximately $5.7 million. Following the 1-for-30 reverse stock split effected July 31, 2026, the number of listed shares was reduced to approximately 833,075, and the Company’s MVLS will be directly affected by the post-split trading price of our Class A common stock. If the MVLS rule becomes operative, even a modest decline in our stock price could cause our MVLS to fall below the $5 million threshold, triggering immediate suspension and delisting proceedings without any opportunity to cure.

If our Class A common stock were to be delisted from Nasdaq, trading in our shares would likely be conducted in the over-the-counter market, which typically involves less liquidity, wider bid-ask spreads, and reduced analyst coverage. A delisting would also likely trigger events of default or trigger events under our outstanding Exchange Note (see Notes 5 and 9 to the financial statements), impair our ability to raise capital through equity or debt financings (including pursuant to our existing Equity Line and ATM Facility), adversely affect the market price of our Class A common stock, and reduce investor confidence.

In addition, on June 30, 2026, the Company issued the Exchange Note to Streeterville in the original principal amount of $1,299,870. The Exchange Note contains events of default that include, among other things, the delisting of our Class A common stock from Nasdaq. If a delisting were to occur, Streeterville could accelerate the Exchange Note, and the outstanding balance would automatically increase by 10%. As of the date of this report, Streeterville has exercised its first monthly redemption right, reducing the outstanding principal balance to approximately $1,191,538 plus accrued interest. The monthly redemption rights of up to $108,332.50 (plus accrued interest) per calendar month will require the Company to make cash payments or issue shares of Class A common stock to Streeterville, which could be dilutive to existing stockholders, particularly if our stock price declines. These obligations, combined with the Company’s limited cash resources, create additional liquidity risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered sales of equity securities: On August 6, 2026, the Company entered into an Exchange Agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company and Streeterville agreed to partition a new promissory note (the “Partitioned Note”) in the original principal amount of $108,332.50 from that certain Promissory Note dated June 30, 2026, in the original principal amount of $1,299,870.00, and to exchange the Partitioned Note for 22,297 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Exchange Shares”). Pursuant to the Exchange Agreement, Streeterville agreed to surrender the Partitioned Note in exchange for the Exchange Shares, which are to be delivered to Streeterville on or before August 10, 2026. On the Free Trading Date (as defined in the Exchange Agreement), the Partitioned Note will be cancelled and all obligations of the Company under the Partitioned Note will be deemed fulfilled. No additional consideration was paid by Streeterville in connection with the exchange. The issuance of the Exchange Shares was exempt from registration under Section 3(a)(9) of the Securities Act.

(b)	Use of proceeds: Not applicable.

(c)	Issuer purchases of equity securities: None.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the quarter ended June 30, 2026, no director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

3.1	Amended and Restated Certificate of Designations of Preferences and Rights of Series 2 Convertible Preferred Stock, effective June 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2026)
10.1	Exchange Agreement between Cloudastructure, Inc. and Streeterville Capital, LLC dated June 30, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2026)
10.2	Promissory Note issued by Cloudastructure, Inc. to Streeterville Capital, LLC dated June 30, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2026)
10.3#	Amendment to Cloudastructure, Inc. Amended and Restated 2024 Equity Incentive Plan, adopted by the Board of Directors on May 21, 2026, and approved by stockholders July 15, 2026 (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 2, 2026)

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Cloudastructure, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

# Indicates management contract or compensatory plan or arrangement

CLOUDASTRUCTURE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDASTRUCTURE, INC.

Date: August 17, 2026	By:	/s/ James McCormick
James McCormick
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2026	By:	/s/ Greg Smitherman
Greg Smitherman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

